Form 10-K
period 2017-04-30
FREIGHT SOLUTION INC
filed 2017-07-28
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X].ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-216960

Freight Solution, Inc.
(Exact name of registrant as specified in its charter)

Nevada	81-2749032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8506 Strong Avenue, Orangevale, California 95662	(916) 600-5773
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Copies of communications to:
Blair Krueger, Esq. Krueger LLP 7486 La Jolla Boulevard La Jolla, California 92037 Telephone: (858) 405-7385

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]. No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]. No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] .No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] .No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $0 as of October 31, 2016**

The number of shares of the registrant’s common stock outstanding as of July 28, 2017 was 15,000,000 shares.

Documents incorporated by reference: None

FREIGHT SOLUTION, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;

•our future operating results;

•our business prospects;

•any contractual arrangements and relationships with third parties;

•the dependence of our future success on the economy;

•the changes in consumer demand and manufacturing activity;

•any possible financings; and

•the adequacy of our cash resources and working capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “Freight Solution”, “we”, “us” and “our” are references to Freight Solution, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Freight Solution, Inc. was incorporated under the laws of the State of Nevada on April 28, 2016, at which time it acquired a business plan and certain intangible assets from Mr. Shane Ludington. Mr. Ludington has been working on the development and implementation of the Company uber-type smartphone application, the business and its operations for a period of more than five years. As of July 28, 2017, we had two employees, which includes our founder and Chief Executive Officer, Mr. Ludington, and a code programmer. From the date of inception, April 28, 2016, through this report date, Mr. Ludington has continued to devote at least ten (10) to twenty (20) hours per week as necessary for our operations. Mr. Ludington performs these services for free and there is no contractual agreement in place with the Company. Mr. Ludington is not required to work a minimum number of hours per week or per month to the Company. The number of hours is solely reliant upon Mr. Ludington’s judgment and availability. For calendar year 2017, Mr. Ludington has committed to continue providing these services for free. In addition to his role with the Company, Mr. Ludington runs a trucking service for small to medium sized business entities (“SMB”) that handles freight duties, deliveries and logistics services between Sacramento, Southern California and Arizona. Mr. Ludington’s business activities sometimes extend to Nevada and Utah on a limited basis.

The Company issued 11,000,000 shares of its common stock to Mr. Ludington at inception in exchange for organizational services. The services were valued at $11,000. Following formation, Mr. Ludington sold the Company a comprehensive and extensive business plan which outlines our business objectives incorporating an uber-type application for the less-than-truckload (“LTL”) service industry. Many years of research and development efforts went into the business plan and its development. The business plan sale includes software code and programming language developed for the Company’s intended product. The Company issued 4,000,000 shares of common stock with a stated value of $4,000. Mr. Ludington incurred more than $10,000 in costs associated with the development of the original business plan, software development (or coding) costs as well as other expenses in this pursuit.

We are an early stage company with limited financial resources. We have not established or attempted to establish a source of equity or debt financing, however, we intend to have conversations with advisors and smaller statured investment banks or financial institutions regarding our financing needs. Our auditors included an explanatory paragraph in their report on our financial statements that states that “the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.” We are at the early stages of development for our business and its operations. While we are a development stage business we do not consider ourselves a shell company as that term is defined in Rule 405.

We have business operations, which commenced most recently as a Nevada company early in 2016 through our incorporation with the Secretary of State - Nevada. Operations are more than nominal. We have not generated any revenue. We improved upon and added several key targets and objectives to our acquired business plan. We hired several industry consultants to assist with the coding and program language for our software, as well as establishing a network of business sources in the logistics industry. We have incurred significant costs related to both development efforts and expect to incur more over the next few years. In the lifecycle of coding and smart-app development, we are in the beginning ‘design phase’. We have also completed what is called the framework, which includes a substantive requirements analysis, design specifications which our software coders use as a roadmap. We have a significant amount of work that needs to be done and significant working capital needs to be secured in order to bring our intended products and services to, and compete within, the marketplace.

To date, we have not developed any saleable product or services of our intended LTL management service application and controls platform. We cannot predict when a saleable product or service will ever be developed and released into the marketplace. We believe we have an advantage directly derived from our founder and his industry relationships and through the help that these key relationships will provide in executing and completing our business model. Our loss before provision for incomes taxes for the year ended April 30, 2017 was approximately $133,000. We recorded no provision for federal or state income taxes during the twelve month period ended April 30, 2017. We have not generated any revenues from our intended LTL service management products or LTL management information services (see Management’s Discussion and Analysis or Plan of Operations).

The Company has no current intentions, plans, arrangements, commitments or understandings to engage in a merger or acquisition with another company nor does the Company or any of its shareholders have any plans to enter into a change of control or similar type of transaction.

We are building an LTL service management company that we believe will provide comprehensive LTL management solutions for the freight delivery business. We are developing a proprietary LTL service application and control platform that will provide an Uber/Lyft transformation to the logistics industry from the ground up. We believe product functionality, when fully developed, will provide scalability by enabling users to utilize a smartphone app or internet based service that provides on-demand service to logistics consumer (shippers). Both will connect willing shippers to logistics providers (commercial haulers or truck drivers). Our mobile app will allow shippers to connect with truck drivers in the same way that San Diegans can find a ride home that is an alternative to a cab ride. Based on capacity demands, shippers can find the driver that is best suited to their freight demands for a pre-determined price. This is the freight solution way. Our application allows you to move full or less than truckload freight with an easy tap of your finger. To capture these opportunities, we must identify significant cost savings and define an economic return for the logistics consumer. Our intended software we believe will become a building block in the design, development, and the arrangement of LTL management services for SMB’s and large multinational organizations.

Our intended software and services will outline a three-step method for providing shippers with what we believe to be a comprehensive approach providing a smartphone and web-based application for logistics providers focusing on the less-than-truckload (LTL) services offered, utilizing an Uber-type product allowing truck drivers to enhance and optimize their assets (their long haul equipment), through sophisticated analysis and algorithms. Shippers will be able to augment their usual fleet of logistic providers when capacity demands exceed their typical network. The trucker or logistics provider will be able to respond directly to the shippers needs and pick up additional loads that would convert a LTL delivery to a full-truck-load (“FTL”) (or a load that will fill up the entire truck) delivery. These extra loads fill trucks that otherwise remain empty, or bobtailing it. We believe this approach is required for proper logistics decisions to be made, and will help us in creating long-lasting customer relationships with both shippers and truck drivers.

Our business operations will be comprised of two segments; a) software (Apple iOs and android based, as well as web based formats) and b) software integration services for the commercial shippers market. Our software division works with the assistance of an established coding and smart-app development firm. The coding and smart-app development firm is located in San Diego, California. The coding and smart-app development firm provides a selection of experienced developers for us to use on our product, and the hourly rate ranges from $75.00 to $200.00 per hour. We are billed by the hour and on an as needed basis. We are under no contractual agreement with the firm. Our founder, Mr. Ludington, has been working with this firm in some capacity since January 2013. Mr. Ludington conveyed this relationship through the sale of intangible assets to the Company. We developed our initial LTL and logistics management software framework primarily through the efforts of our founder, and the efforts of a this firm. Again, we work with this firm on an as “needed basis.” We have not had any material discussions regarding the acquisition of software for services products, nor do we have any agreements (written or oral) in place in order to do so. The software framework and design has been developed, no software application distributor or reseller relationship has been formalized; the Company intends to seek help from outside sales representatives and marketing consultants to develop a professional sales and marketing strategy to capitalize on our technologies. With further financing we intend to create and staff an in-house coding and smart-app development group, which we believe may develop new versions of the applications and/or services, of a similar nature to business development in LTL management service solutions. The Company continues to work on the development of its LTL management service solutions services through the management and industry knowledge skills of its founder, as well as through a coding and smart-app development firm which has been working with us on an as needed basis and as our budget allows.

To date, no saleable product or service has been developed through these efforts. The services segment of our operations we will seek to staff with a team with the skills necessary in technology and logistics management service. Contract sizes may vary. While we cannot estimate the size of contracts, availability of contracts are solely based on the industry observations. None of these observations are based on any formal study. Initially our clients (or shippers) we believe may come from referrals, or business relationships that our founder, and Chief Executive Officer has or through general marketing in the industry. We cannot predict when those referrals will occur, or if at all, through Mr. Ludington or others.

Business

There is no way of accurately predicting when product development will progress to the point of generating any revenue. The timing of development is a function of having sufficient working capital. There is no way of knowing when or if we will be able to raise the funds necessary. If we do, services could be ready in six to nine months following when the necessary funds have been secured. If we do not raise sufficient financing, revenue producing activities of any kind will most likely not commence for at least 18 months, if ever.

We are building an LTL service management company that we believe will provide comprehensive LTL management solutions for the freight delivery business. We are developing a proprietary LTL service application and control platform that will provide an Uber/Lyft transformation to the logistics industry from the ground up. We believe our software functionality, when fully developed, will provide scalability to the user by enabling them to launch a smartphone app or internet based service tool that provides on-demand service to logistics consumers (shippers). Both will connect willing shippers to logistics providers (commercial truck drivers or long haul drivers). Our mobile app will allow shippers to connect with truck drivers in the same way that San Diegans can find a ride home that is an alternative to a cab ride. Based on capacity demands, shippers can find the driver that is best suited to their freight demands for a pre-determined price. This is the freight solution way. Our application will allow you to move full or less than truckload freight with an easy tap of your finger. To capture these opportunities, we must identify significant cost savings and define an economic return for the logistics consumer. Our intended software we believe will become a building block in the design, development, and the arrangement of LTL management services for SMB’s and large multinational organizations.

Our intended software and services will outline a three-step method for providing shippers with what we believe to be a comprehensive approach providing a smartphone and web-based application for logistics providers focusing on the less-than-truckload (LTL) services offered, utilizing an Uber-type product allowing truck drivers to enhance and optimize their assets (their long haul equipment), through sophisticated analysis and algorithms. Shippers will be able to augment their usual fleet of logistic providers when capacity demands exceed their typical network. The trucker or logistics provider will be able to respond directly to the shippers needs and pick up additional loads that would a LTL truck to FTL specs. These extra loads fill a truck that otherwise remains empty, or bobtailing it. We believe this approach is required for proper logistics decisions to be made, and will help us in creating long-lasting customer relationships with both shippers and truck drivers.

Our business operations will be comprised of two segments: a) software application packaging (Apple (“iOs”) and android (“APK”) based, as well as standardized web based formats) that are easily installed, sophisticated and robust enough to handle massive data volume; and b) software integration services for commercial shipping market, enabling both users and providers to maximize their efforts. Our software division works with the assistance of an established coding and smart-app development firm. We developed our initial LTL and logistics management software framework primarily through the efforts of our founder, and the efforts of a coding and smart-app development firm with which the Company works on an as “needed basis.” We have not had any material discussions regarding the acquisition of software for services products, nor do we have any agreements (written or oral) in place in order to do so. The software framework and design has been developed, but no software application distributor or reseller relationship has been formalized; the Company intends to seek help from outside sales representatives and marketing consultants to develop a professional sales and marketing strategy to capitalize on our technologies. With further financing we intend to create and staff an in-house coding and smart-app development group, which we believe may develop new versions of the applications and/or services, of a similar nature to business development in LTL management service solutions. The Company continues to work on the development of its LTL management service solutions services through the management and industry knowledge skills of its founder, and Chief Executive Officer, as well as through a coding and smart-app development firm which has been working with us on an as needed basis and as our budget allows.

To date, no saleable product or service has been developed through these efforts. The services segment of our operations we will seek to staff with a team with the skills necessary in technology and logistics management service. Contract sizes may vary. While we cannot estimate the size of contracts, availability of contracts are solely based on the industry observations. None of these observations are based on any formal study. Initially our clients (or shippers) we believe may come from referrals, or business relationships that our founder, and Chief Executive Officer has or through general marketing in the industry. We cannot predict when those referrals will occur, or if at all, through Mr. Ludington or others.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our LTL service management products and services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any of these intended services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $300,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Industry Overview

Based on industry reports, nearly 70 percent of all freight moved in the United States travels by truck. It is believed by most that without trucks and driver, the U.S. economy would come to a screeching halt. Despite the importance of the industry progress has been slow to move freight easily and with electronic assistance due to the fragmentation of the industry. The fragmentation requires tens of thousands of small operators requiring intermediaries to transact business with shippers. These intermediaries (brokers) typically rely on the telephone to engage the two parties. This is definitely not the most efficient or cost-effective means of moving freight in the age of on-demand commerce.

There are a number of mobile application operators entering into the shipping/logistics paradigm. These mobile application operators believe by replacing the traditional middleman linking truckers to shippers and vice versa, the developing applications are shaping up to be transformative to the industry. This is believed to be the direction the industry is heading, such as Uber was for the taxi business. These mobile application operators believe by leveraging the Uber-like similarities transporting freight can be as easy as moving people were. Algorithms which are central them to Uber and its transformation of the taxi business, these very same mathematical calculations using sophisticated software code can fill the needs between the shipper and trucker. Matching the two electronically through the Internet-of-things, while providing financial logistics, along with billing and payment, all handled by the application.

We believe that the large LTL management market and the geographically fragmented service provider landscape will seek to utilize sophisticated LTL service management systems to solve market barriers. This industry transformation will accelerate shipping, reduce costs, and remove the middleman using a sophisticated algorithm all in a smart-phone, which presents a unique opportunity for the Company.

Competitive Focus

We believe the following will assist us in capitalizing on expected growth in the commercial LTL management market: (1) Scalability. We believe our LTL service management system will be a scalable solution, designed to serve the underserved, fragmented LTL management market. (2) Comprehensive Solution. We believe that our intended product will provide both shipper and trucker the ability to connect and schedule transport at a competitive price, based on distance, weight size and several other customary variables. (3) Analytical Expertise. Our founder and his network of personal contacts have an extensive LTL service management experience which we will seek to capitalize on the combined expertise. (4) Speed of Implementation. We believe that a fully-developed LTL service management system will be quickly implemented, providing additional insight into the usage of the shippers’ assets.

Growth Strategy

Key elements of our growth strategy shall include: (1) Core Product Enhancement. We plan to enhance core product user interface and functionality with new features and offerings as soon as reasonably practicable. (2) Focus on Markets. We intend to grow our market by: (a) securing contracts in local and national markets, (b) entering new commercial markets, (c) leveraging development opportunities, and (d) adding focused LTL logistics management solutions to our portfolio. (3) Acquire Complementary Businesses. We plan to acquire businesses that complement and expand our intended LTL management information services, technology, customer base and geographic coverage. (4) Align with Logistics Operators. We believe establishing relationships with small to medium size operators will enable us to reach and attract a broader customer base. (5) Strategic Alliances. We plan to team with other industry businesses that have complementary features to our LTL service management system, when fully developed, reducing development cost and opening doors to other shippers and truckers. (6) National Expansion. We intend to expand nationally through partnerships and alliances, moving beyond our initial geographic focus.

Business Objective

The Company’s objective is to become a preferred provider of LTL service management solutions and other related services for small to medium sized business entities in Southwestern region of the US. The Company is pursuing the following strategy to achieve this objective: (1) Enhance Technical Expertise. We will seek to enhance our technical expertise by hiring and training of information technology personnel with industry experience. (2) Create a Geographic Presence. We will seek to create a geographically optimized reputation and market our intended LTL management information services. (3) Quality, Service and Support. Our employees and selected tech professionals will follow documented and standardized methodologies to ensure that we provide a consistent approach to projects, thereby fostering uniform quality and cost-efficient solutions for the end-users. (4) Customer Base. Our intended products and services will most likely permit interaction with diverse points of contact decision makers. (5) Alliances with Industry Leaders. We expect to create key alliances and relationships with freight delivery business vendors, and service providers. We will pursue key alliances and relationships in order to expand our offerings and remain current with the advances in the logistics industry as well as information management technology. (6) Multiple Sales Channels. We believe that we can attract a direct sales force that will focus exclusively on our intended LTL service management product and services.

This Annual Report includes limited market and industry data and forecasts that we obtained from our own research, publicly available information, industry periodicals and surveys. Industry publications and surveys generally state that the information contained herein has been obtained from sources deemed reliable. While we have not been able to verify such information to the extent that we deem qualified in its entirety we have determined based on our knowledge to be sufficient and accurate for presentation. Unless otherwise noted, statements as to market position as related to market competitors these are all approximated. Industry and market data could be proven wrong because of the method by which sources obtained their data and because information cannot always be verified with certainty due to limits on availability and reliability of raw data, the voluntary nature of the data gathering process, limitations and other uncertainties. We do not know all or tested all of these assumptions regarding general economic conditions. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.”

Competition

A series of startups and old-line trucking businesses are vying to be the Uber of trucking. The focus is simple: leveraging truck drivers’ smartphones to quickly connect them with nearby businesses to ship goods. Startups are aiming to reinvent the fragmented U.S. freight delivery business. The freight delivery business has long relied on third-party brokers, who are basically travel agents for trucking. These trucking travel agents connect truckers with customers. And we all know what happened to the travel agent industry: competition, consolidation, cost savings, and change.

A surge in investing during 2015 into tech startups focused on longer-haul freight. What is described as the “final mile” type solutions for moving freight attracted new investment in select companies. These companies include: Transfix, iContainers, Freightera and CargoX, all four of which commenced operations in July 2016; Haven, started in May 2016; Fleet, which started in April 2016; Convoy, which started in March 2016; Freightos and Cargo Chief, both started in September 2015; Flexport, which started in August 2015; and Cargomatic, Fourkites, and Truckerpath, all of which commenced operations in early 2015. Most of the above-referenced companies are well-funded, some with “big league” name investors with significant pull and name recognition.

There are readymade solutions for transportation industry that are more expansive than what we plan to offer. Our solution will compete with many of these alternative solutions by offering a cost-effective quality focused LTL services management solution in an already crowded transportation field. These transportation execution marketplace solutions allow shippers to tender to (contract with) carriers, then book and pay for the shipment with ease. Well-established freight marketplace participants dominate the market in ocean and international shipping. We believe that when it comes to the local marketplace we will be able to compete on quality and price. We are not an all-encompassing solution, we are a core focused product, with an eye on parcel and rail. We believe that with price discovery, a sensitive requirement for buyers of services, combined with reputable carrier confirmation, and load optimization that we will have a captive consumer. Optimization along with reputable carrier confirmation will allow loads to be cleverly combined so that freight travels via lower cost modes on the most efficient route possible, with on-time arrival to boot.

Intellectual Property

We have no patents or trademarks that have been applied for or granted.

Government Regulation and Industry Standards

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local as well as foreign governments. Laws or regulations may be adopted with respect to the Internet relating to actual and perceived liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of services.

Moreover, the application of existing laws, governing issues, such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is most uncertain and constantly developing. Any such legislation or regulation, or the application, interpretation of existing laws, may decrease the overall growth in the use of the Internet, preventing us from delivering content in different parts of the world and may increase our costs of goods sold, and otherwise affect our business operations. Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the overwhelming acceptance of the Internet as an advertising and e-commerce medium.

Websites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. We and many other Internet companies will use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.

Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. In addition, the European Union and many countries within the EU have adopted privacy directives or laws that strictly regulate the collection and use of information regarding Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the US as well, and the US Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our websites. Fears relating to a lack of privacy could also result in a reduction in the number of users and subscribers which could harm our business and financial results.

Our intended customers and end users are, on the other hand, burdened with government regulation and standards that make it difficult to operate. Our customer operations are regulated and licensed by various government agencies in the US. Their drivers must comply with the safety and fitness regulations of the DOT, including those relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. They also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, driver eligibility requirements, on-board reporting of operations, ergonomics and other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency, or EPA, and the Department of Homeland Security, also regulate their equipment, operations and drivers and may affect us to our own detriment.

The DOT, through FMCSA, imposes safety and fitness regulations on our intended customers and their drivers. In December 2011, FMCSA released its final rule on hours-of-service, which retained the current 11-hour daily driving time limit, reduced the maximum number of hours a driver can work within a week from 82 hours to 70 hours and expanded the 34-hour restart provision to require any restart period to include two consecutive nighttime periods from 1:00 a.m. to 5:00 a.m. Additionally, the final rule limits the number of consecutive driving hours a driver can work to eight hours before requiring the driver to take a 30-minute break. Interstate motor carriers and drivers were required to comply with the final hours-of-service rule by July 1, 2013.

In 2010, FMCSA introduced a new enforcement and compliance model that ranks both fleets and individual drivers on seven categories of safety-related data and will eventually replace the current Safety Status measurement system, or SafeStat. The seven categories of safety-related data, known as Behavioral Analysis Safety Improvement Categories, or BASICs, include Unsafe Driving, Hours-of-Service, Driver Fitness, Controlled Substances and Alcohol, Vehicle Maintenance, Cargo-Related and Crash Indicator. In 2012, CSA modified several BASICs categories by moving certain violations previously classified within the Cargo-Related category to the Vehicle Maintenance category and simultaneously renamed the Cargo-Related category to the Hazardous Materials Compliance category, which identifies hazardous material related safety and compliance problems. The new measurements expand the current methodology for determining a carrier's DOT safety rating. Certain BASICs information has been published and made available to carriers and the public. Based on these publicly disclosed results, rankings score may be acceptable for some and unacceptable for others’ scores are preliminary and are subject to change by FMCSA. Although certain BASICs information has been made available to carriers and the public, the SafeStat measurement system remains in effect. FMCSA is considering additional revisions to the rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under a revised rating system, our intended customers safety rating could be evaluated more regularly and reflect a more in-depth assessment of safety-based violations and effect their ability to attract business despite timeliness and price.

On July 6, 2012, the President of the United States signed into law MAP21. Included in MAP21 is a provision that mandates electronic logging devices in commercial motor vehicles. The provision tasks the Secretary of Transportation with issuing regulations to require the use of electronic logging devices for the purpose of recording hours-of-service in commercial motor vehicles. During 2012, FMCSA published a Supplemental Notice of Proposed Rulemaking announcing its plan to proceed with the Electronic On-Board Recorders and Hours of Service Supporting Documents rulemaking. Most of our intended customers we believe will have already installed in-cab communication systems in their tractors, which include electronic logging devices, in conjunction with efforts to improve efficiency and communications with their drivers and possible integration with our intended software product.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures on large trucks, including checkpoints and travel restrictions. The Transportation Security Administration, or TSA, has adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.

Our intended customers are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, emissions from their vehicles, engine-idling, discharge and other environmental matters that involve inherent environmental risks. Our intended customers we believe will have instituted programs to monitor and mitigate environmental risks and maintain compliance with applicable environmental laws. As part of their safety and risk management program, they should periodically perform internal environmental reviews which may be a factor that will be included in our software.

The EPA adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002. More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions became effective on January 1, 2010. Compliance with the regulations has increased the cost of customer new tractors and operating expenses while reducing fuel economy. In October 2010, the DOT's National Highway Traffic Safety Administration, or NHTSA, and the EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions. On November 14, 2011, the NHTSA and the EPA finalized regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014 through 2018. In the state of California, the California Air Resources Board has adopted its own regulations, including requiring new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, implementing its own trailer regulations, which require all 53-foot or longer box-type trailers (dry vans and refrigerated vans) that operate at least some of the time in California (no matter where they are registered) to meet specific aerodynamic efficiency requirements when operating in California and requiring operators to register California-based refrigerated trailers with the California Air Resources Board. Additionally, beginning January 1, 2010, all 2011 model year and newer 53-foot or longer box-type trailers subject to the California regulations were required to be either SmartWay certified or equipped with low rolling resistance tires and retrofitted with SmartWay-approved, aerodynamic technologies. Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers (with the exception of certain 2003 to 2008 refrigerated van trailers) must meet the same requirements as 2011 model year and newer trailers or have prepared and submitted a compliance plan, based on fleet size, that allows them to phase in their compliance over time. Compliance requirements for 2003 to 2008 refrigerated van trailers will be phased in between 2017 and 2019. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals, including certain states and municipalities which continue to restrict the locations and amount of time where diesel-powered tractors, may idle, in order to reduce exhaust emissions. Since a significant portion of our future customer base will operate or reside in California, these regulations will have a significant effect.

In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on our intended customers and us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas air quality standards. Federal and state lawmakers are also considering a variety of climate-change proposals. New greenhouse gas regulations could increase the cost of new tractors, impair productivity and increase operating expenses to our potential customers and affect our business in a negative manner.

Tax and other regulatory authorities have, in the past, sought to assert that independent contractor drivers in the trucking business are employees rather than independent contractors. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase recordkeeping requirements for those using independent contractor drivers and to heighten the penalties of employers who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice. If customers, specifically truck drivers with single tractor operations are determined to be employees, they would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholding affecting our business overall.

Employees

As of July 28, 2017, we had two employees, including our founder, Mr. Ludington. During the remainder of calendar year 2017 (dependent on our financing and available working capital), Mr. Ludington will devote at least 20 hours a week to us and he may increase the number of hours as he deems necessary. Mr. Ludington is able to devote this time to our Company as he is not limited or restricted from being involved with us by his current employer. Mr. Ludington has no formal services agreement with the Company. At some future date we may be limited in seeking the employment of others to assist in the execution and furtherance of the business plan. Our founder has committed to provide us with all administrative and planning work, as well as to perform our basic coding for software and initial marketing efforts on his own. He expects to do this without any cash compensation while he seeks sources of funding for the Company and our business plan.

Management believes that Mr. Ludington has been fully compensated through the issuance of common stock or equity in the Company, and he will forego any cash payment for his services now or into the future. Mr. Ludington believes this in the best interest of the Company and for any prospective investor who may invest in the Offering. We currently work with an independent software development firm, which has been utilized on an “as needed” basis, and we may in the future use other independent contractors, consultants, and other software development firms to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

Property

Our office and mailing address is 8506 Strong Avenue, Orangevale, California 95662. This space is provided to us by Mr. Ludington. Mr. Ludington incurs no incremental costs as a result of our using the space. Therefore, he does not charge for its use. There is no written lease agreement between the Company and Mr. Ludington.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

THE SECURITIES BEING OFFERED INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ THE ENTIRE FILING, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

You should be aware that there are substantial risks for an investment in our common stock. You should carefully consider these risk factors, along with the other information included in the Company’s Registration Statement filed on Form S-1 or this Annual Report, before you decide to invest in our common stock.

If any of the following risks were to occur, such as our business, financial condition, results of operations and/or other prospects, any of these could materially affect our likelihood of success. If that happens, the market price of our common stock, if any, could decline, and prospective investors would lose all or part of their investment in our common stock.

Risks Related to the Business

1. The Company has virtually no financial resources. Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The Company is an early stage company with virtually no financial resources. We have negative working capital of $163,428 and a stockholders’ deficit of $137,255 as of April 30, 2017. Our independent registered public accounting firm’s report included an explanatory paragraph in their opinion on our financial statements as of and for the period ended April 30, 2017 that states that “the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern”. We will be required to seek additional financing beyond amounts received from our direct public offering. Additional financing sought may be in the form of equity or debt from sources yet to be identified. Until we complete our direct public offering, most efforts of management will be spent on the registration efforts with little to no efforts expended on the further execution of our business plan and the pursuit of revenue producing activities. Pending the successful completion of our direct public offering, management will seek additional financing to further pursue and execute on our business plan and the pursuit of revenue producing activities. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain financing needed to continue as a going concern.

Current resources and source of working capital funds, primarily consist of loans from unrelated third parties who are current or former business associates of our founder, President and Chief Executive Officer. These sources we believe to be sufficient to keep our business operations functioning for the next three to nine months. While we do not have a formal agreement with our founder, nor the unrelated third parties to fund the Company’s working capital needs, we believe that our founder’s plan is to perform most of the work required on his own without any cash compensation while he seeks other sources of funding, as well as seek the delay or deferral of payment to third party vendors and unrelated third parties which have currently helped with our working capital needs to date. Much of the initial work on the Company’s software system has been through the efforts of Mr. Ludington, as well as from our use of employees from a reputable coding and smart-app development firm with which we have contracted. We will spend generally between $10,000 and $15,000 per month in operational expenses not related to our direct public offering. We have not generated any revenues from our operations, and our expenses will continue to accrue or be deferred until sufficient additional financing is obtained. Additional financing may be obtained through our founder, family members of our founder or others familiar with our founder’s professional work experience. To date, the Company received interest free loans and secured the deferral of payment for services from our third party vendors to fund our operations. No assurances can be provided that we will continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

2. The Company is dependent on the services of our founder, whose lack of experience in the technical market and limited availability may cause our business operations to fail or cease; we will need to engage and retain additional qualified employees and/or consultants to further implement our business strategy.

Company’s operations and business strategy is dependent upon the services and business acumen of Mr. Ludington, our founder and Chief Executive Officer. Mr. Ludington is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason, or if he becomes ill and is unable to work for an extended period of time before we hire additional personnel, our operations could fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop and execute our business along the lines described in this Annual Report. We would most certainly fail without the services of Mr. Ludington or an appropriate replacement.

We intend to acquire key-man life insurance on the life of Mr. Ludington naming us as the beneficiary when and if we have the necessary resources to do so. We have not yet procured or sought out key-man life insurance, and there is no guarantee that we will be able to obtain such key-man life insurance in the future on Mr. Ludington. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and/or independent contractors to further the Company’s business efforts.

Despite Mr. Ludington’s experience through his current and past professional employment, he has little to no experience in the smart phone application development market. Additionally, Mr. Ludington has limited time to devote to the Company due to his other professional commitments. In order to compensate for his lack of experience in this market and perceived limits on time, the Company and Mr. Ludington have available to them the coding and smart-app development firm, which can expand their involvement and activity with our product development. This firm and its people are readily accessible and can expand capacity or provide additional services to the Company as it grows. There can be no assurance that the Company and its management will be able to overcome Mr. Ludington’s lack of experience and limited availability to achieve our business objectives.

3. Because we recently commenced operations, we face a high risk of business failure.

We recently incorporated in April 2016. Most of our efforts to date as a corporation have been related to executing our business plan and expanding our operations, which include the development and programming for our LTL service management system which consists of software and complicated algorithms to be used in a smart-phone application by the average user. We have had no revenues. We face a high risk of business failure. The likelihood of success for our Company must be considered in light of its significant expenses, complications and delays frequently encountered with a new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from the Company’s LTL service management product or other services will occur or be significant enough or that we will be able to sell it at a profit, if at all. Future revenues and/or profits, if any, will depend on many factors, including, but not limited to market acceptance of the Company’s LTL service management products or other services and the successful implementation of our strategy.

4. Because we have no saleable product or service, acquired or developed, we face a high risk of business failure.

The Company has not yet acquired or fully developed any product or services that are saleable in the marketplace. We may not be able to acquire or internally develop any product or services in the future because of the lack of funds or financing to do so. In order for us to fully develop or acquire any products or services, we must be able to secure the necessary financing, beyond just the proceeds of our direct public offering. In the early stages of our operations, we intend to keep costs to a minimum. The cost to develop our product or services as currently outlined will be in excess of $300,000. We have no established source of funds to undertake the business strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and Chief Executive Officer providing most of the administrative and other functions on his own without any cash compensation. We currently use the services of a coding and smart-app development firm with which the Company has been working with on an as “needed basis.” We do not plan to pay them in full or even partially pay them for their services. Any payments that may occur would be over an extended period of time, even once we complete our Offering. We currently do not have any specific payment terms with this firm to continue with their services, and we may need to seek the services of another firm to replace them if they require payment for services that we cannot meet at the time. This methodology may result in our product development being extended for another two to three years. We believe that our LTL management information services segment (once developed, if at all) may generate revenues earlier than the LTL service management system products (software) segment (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for the Company’s growth.

In addition, the Company’s profitability, if any, could be materially and adversely impacted if any one or more of its acquired or developed technological products or services were to experience poor operating results. The Company’s ability to achieve profitability will be dependent on the ability of its intended products or services to generate sufficient operating cash flow to fund intended growth and/or acquisitions. There can be no assurance that the Company’s results of operations will be profitable or that our strategy will be successful or even begin to generate any revenues.

5. We may not have or ever have the resources or ability to implement and manage our growth strategy.

Although the Company expects to experience growth based on the ability to implement and execute its business strategy, actual operations may never occur because the business plan may never be fully implemented because of the lack of funds in order to do so. If the Company’s business plan and growth strategy are implemented, of which no assurances can be provided, a significant strain on management, operating systems and/or financial resources will be imposed. Failure by the Company’s management to manage this expected growth, if it occurs, or unexpected difficulties are encountered during this growth, could have a material adverse impact on the Company’s results of operations or financial condition.

The Company’s ability to operate profitable revenue generating product or service lines (if we are able to establish any product or service lines at all) will depend upon a number of factors, including (i) identifying appropriate and satisfactory distribution channels, (ii) generating sufficient funds from our then existing operations or obtaining third-party financing or additional capital to develop new product and/or service lines, (iii) the Company’s management team and its financial and accounting controls and (iv) staffing, training and retention of skilled personnel. Certain of these factors most likely will be beyond the Company’s control and may be adversely affected by the economy or actions taken by competing businesses. Moreover, potential products or services that may meet the Company’s focus and other criteria for developing new products and/or services, if we are able to develop or acquire them at all, are believed to be severely limited. There can be no assurance that the Company will be able to execute and manage a growth strategy effectively or at all.

6. We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

The Company’s success depends largely on its ability to attract, hire, train and retain highly qualified technical and industry knowledgeable personnel to provide the Company’s services. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical and industry specific personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company’s results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified personnel.

7. Our reliance on referrals from outside contacts to develop business may not be effective.

The Company initially will rely on our founder, and Chief Executive Officer, Mr. Ludington, for a majority of its business leads and believes that other LTL industry consultants may be an important source of business referrals in the foreseeable future. However, as is typical within the industry, there are no contractual requirements that these industry consultants or outside reps will use or recommend the Company’s services in connection with product sales or the sale of specific services offered by the Company. We currently have no contracts or agreements in place with any outside sales reps or business professionals (industry consultants). No assurances can be given that using independent outside sales reps will result in any meaningful numbers of sales leads or referrals.

8. Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

The Company’s future or projected quarterly operating results may vary and reduced levels of earnings or continued losses may be experienced in one or more quarters. Fluctuations in the Company’s quarterly operating results could result from a variety of factors, including changes in the levels of revenues derived from LTL service management applications development, and/or LTL service managed services, the size and timing of significant orders, changes in the mix of employee and subcontractors on projects, the timing of new offerings by the Company or its competitors, new office openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced services offered by the Company or its competitors, changes in operating expenses, availability of qualified technical personnel, disruptions in sources of related services and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company’s expense levels we believe will be based upon, in part, on its expectations as to future or projected revenues. If revenue levels are below expectations, operating results are likely to be adversely affected.

Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock would almost certainly be materially adversely affected.

9. We will face competition from businesses with significantly greater resources and name recognition.

The markets in which the Company intends to operate are characterized by intense competition from several types of solution and technical service providers. These include value added resellers (VARs), LTL and logistics management systems integrators and freight delivery business consultants, as well as computer, hardware and other software providers. In addition, there can be no assurance that the Company’s prospective and potential clients will not seek to further develop their in-house capabilities and perform internally more or all of the services that the Company intends to offer. The Company expects to face further intense competition from new market entrants and alliances among competitors as the convergence of information processing and telecommunications used in the LTL management systems continue. Many current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes than the Company. They may be able to devote greater resources to the development, marketing and sales of services than the Company. There can be no assurance that the Company will be able to compete successfully. The Company generally expects to encounter intense competition. The Company will compete for revenues with other software providers that offer similar services or with limited adaption used in place of ours. In addition, the Company will face numerous competitors, both strategic and financial, in attempting to obtain competitive services. Many actual and potential competitors we believe are part of much larger organizations with substantially greater financial, marketing and other resources than us. There is no assurance that the Company will be able to compete effectively against any of our future competitors.

10. Our potential users of our intended software and services operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our business, results of operations and profitability.

While we are a technology driven business, our potential users operate in the United States pursuant to operating authority granted to them by the Department of Transportation, or DOT. Our potential user’s drivers must comply with the safety and fitness regulations of DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as equipment weight, aerodynamics and dimensions are subject to government regulations. Our potential user’s may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports and other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency, or EPA, and the Department of Homeland Security regulate their equipment, operations and drivers. Several proposed and pending regulations also may have a material adverse effect on our potential user’s business, results of operations and profitability that will in turn effect our business and prospects. Future laws and regulations may be more stringent, require changes in our potential user’s operating practices, influence the demand for transportation services, or require them to incur significant additional costs. Higher costs incurred by our potential user’s and their suppliers who will ultimately pass the costs onto the user’s and ultimately onto us through higher prices which could adversely affect our results of operations and the planned use of our intended product and services.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration, or TSA, has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require our intended user’s to increase driver compensation, limit their growth, or cause their tractors to sit idle, which will in turn could affect us negatively and hurt our chances of success. These regulations also could limit the availability of equipment for hazardous material shipments and as a result, our intended customers may fail to meet the needs of their customers or may incur increased expenses because of these regulations in turn affecting our prospects. These security measures could indirectly negatively impact our results of operations.

11. Our intended users business is subject to certain factors that affect the freight delivery business and are largely beyond their control, any of which could have a material adverse effect on our results of operations.

While we are a technology driven business our potential users are subject to certain conditions and events that affect the freight delivery business and that are largely beyond their control, any of which could have a material adverse effect on the results of their operations as well as our operations. These include license and registration fees, tolls, strikes or other work stoppages at customer, port, border or other shipping locations, damage or deterioration of infrastructure, roadways, railways or bridges, taxes associated with infrastructure repair or maintenance, actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or groups located in a foreign state or heightened security requirements which could lead to reduced economic demand, reduced availability of credit or temporary closing of shipping locations, transportation routes or U.S. borders. Such conditions or events or enhanced security measures in connection with such events could impair our intended users’ business as well as our operating efficiency and productivity and result in higher operating costs far outweighing any chance for our product and services to make a profit.

12. Our intended users have significant ongoing capital requirements that could adversely affect financial condition, results of operations and cash flows if they are unable to generate sufficient cash from operations.

The freight delivery business is capital-intensive. Historically, we believe that many of our potential users have been dependent on cash from operations, borrowings from financial institutions and leases to expand and upgrade revenue equipment. We believe that additional expenditures will be required to upgrade and expand their revenue equipment fleet. If they, the intended users of our product and services are unable to generate sufficient cash from operations and obtain borrowing on favorable terms in the future, they may have to limit their fleet size, enter into less favorable financing arrangements or operate their revenue equipment for longer periods of time. Accordingly, our potential users may be unable to decrease the age of, or expand, their revenue equipment fleet, which would materially and adversely affect their financial condition which in turn would materially and adversely affect our business by less use of our intended product and services or no use at all.

13. There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, our personnel may have a conflict of interest in allocating management time among business activities. In the course of other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as other businesses with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented to.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Ludington specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other business entities) would be presented by him solely to the Company. A copy of this agreement is filed as Exhibit 10.1 to our Registration Statement filed on Form S-1.

We cannot provide any assurance that our efforts to eliminate the potential impact of conflicts of interest will be effective.

14. We will need to establish additional relationships with local software coders and information technology (IT) consultants to fully develop and market our company and its intended products and/or services.

We do not possess all of the resources necessary to develop and commercialize our intended LTL service management products and/or LTL management information services on a large commercial scale. We will need to develop and establish a network of third-party agents that will help us in carrying out our intended market rollout, as well as develop and then enhance marketing and sales strategy through arrangements with software coders and other information technology consultants to develop and commercialize our planned LTL management information services. If we are unable to enlist the services of third-party vendors, or seek out the necessary IT consultants, our business will suffer.

15. On June 16, 2017 we became subject to the periodic reporting requirements of Section 15(d) of the Exchange Act. This requires us to incur audit and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our Registration Statement filed on Form S-1, we were required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will now be required to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will be required to review and assist in the preparation of these very reports. Costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

16. Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We will not be required to provide an assessment of the effectiveness of internal controls over financial reporting until our second annual report after the completion of our Offering. And our auditor’s attestation of management’s evaluation of effectiveness of the internal controls is not required as long as we are an emerging growth company under the Jumpstart Our Business Startups Act and/or a smaller reporting company as that term is defined. Despite these requirements, any delayed implementation of our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated. Investors relying upon this misinformation may make an uninformed investment decision.

17. We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

18. The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will be required to comply with numerous financial reporting and legal requirements, including those pertaining to annual audits, quarterly review and reporting and internal controls. The costs of this compliance could be quite significant. If revenues are insufficient, or we cannot satisfy many of these costs through the issuance of shares, we may be unable to satisfy these costs through the normal course of business which would result in being unable to continue as a going concern.

19. Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder and Chief Executive Officer.

We have only one director who serves as our sole executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, currently a vote of the board of directors is decided in favor of our chairman (who is our founder and Chief Executive Officer), which gives him complete control over all corporate issues and decisions.

Until we have a larger board of directors that include some independent members, if ever, there will be limited oversight of our founder and Chief Executive Officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those actions and decisions.

Risks Related to Our Common Stock

20. The Company is selling the shares without an underwriter and may not be able to sell all or any of the shares offered herein.

The shares of common stock are being offered on our behalf by Mr. Ludington, our founder and Chief Executive Officer, on a best-efforts basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any shares of common stock. There are no firm commitments to purchase any of the shares in our direct public offering. Consequently, there is no guarantee that the Company, through our founder, is capable of selling all, or any, of the shares of common stock offered hereby. The sale of only a small number of shares of common stock increases the likelihood of no market ever developing for our common stock.

21. Since there is no minimum for our Offering, if only a few persons purchase shares of our common stock they will lose their money without us being able to develop a market for our shares.

Since there is no minimum with respect to the number of shares of common stock to be sold directly by the Company in our Offering, if only a few shares are sold, we will be unable to even attempt to create a public market of any kind for our shares. In such an event, it is highly likely that the entire investment of shareowners in our common stock would be lost. Even if all of the shares of common stock in our Offering are purchased, we could have the same result.

22. The Offering price of our common stock has been determined arbitrarily.

The price of our common stock in our direct public offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of our direct public offering price as determined by management. As a result, the price of the shares of common stock in our direct public offering may not reflect the value perceived by the market. There can be no assurance that the shares of common stock offered hereby are worth the price for which they are offered and investors may, therefore, lose a portion or all of their investment.

23. Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (78,000,000) shares assuming the sale of 7,000,000 shares in our direct public offering. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

24. The proposed aggregate proceeds of our direct public offering are slightly more than the estimated costs of our direct public offering, so the Company will receive little or no economic benefit from the completion of our direct public offering.

The proposed maximum aggregate proceeds of our direct public offering ($70,000) are more than the proposed costs to complete our direct public offering ($30,000). Currently the costs of our direct public offering are estimated, however these costs could actually rise through delay and other conditions that are out of our control. We may, therefore, receive no financial benefit from the completion of our direct public offering and may have to pay for some of the costs of our direct public offering from the proceeds of operations or from other sources such as loans from officers or from related and non-related parties.

25. The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

26. Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: “No director or officer of the corporation shall be personally liable to the corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the corporation for acts or omissions prior to such repeal or modification.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

27. Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this Annual Report, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. While a market maker has been formerly approached to file an application with FINRA on our behalf, they may not be successful. The market maker is expected to file that application in order to be able to quote our shares of common stock on the OTCBB maintained by FINRA. This market maker will only file this application upon the effectiveness of our Registration Statement. There can be no assurance that this market maker’s application, will be accepted by FINRA nor can we estimate as to how much time this application requires. We are not permitted to file such application on our own behalf. If this application is accepted by FINRA, there can be no assurances as to whether –

(i)any market for our shares will develop;

(ii)the prices at which our common stock will trade; or

(iii)the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If our shares of common stock are able to be quoted on the OTCBB, we will then try, through a broker-dealer and it’s clearing firm, to become eligible with the Depository Trust Company (“DTC”) in order to permit our shares to trade electronically. Generally if an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

28. Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter bulletin board market which is commonly referred to as the “OTCBB” as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•the basis on which the broker or dealer made the suitability determination; and

•that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

29. The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

30. Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible for us to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 18 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

31. Our board of directors (consisting of one person, our founder and sole officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

32. The ability of our founder to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of our direct public offering, our founder will beneficially own an aggregate of 68% of our outstanding common stock assuming the sale of all shares being registered. Because of his beneficial stock ownership, our founder will continue to be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our founder. This level of control may also have an adverse impact on the market value of our shares because our founder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community, or may sell sufficient numbers of shares to significantly decrease our price per share.

33. All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (15,000,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 15,000,000 issued and outstanding shares of our common stock are owned by our founder, which consists of 11,000,000 and 4,000,000 shares issued for organizational services and intangible assets, respectively, which may be sold commencing one year from the date our direct public offering is completed.

34. We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

35. Because we are not subject to compliance rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently one person) are independent directors, we do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters. As a result, our investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors or members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

36. You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of June 15, 2017, the date our Registration Statement became effective, we were automatically subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which shall be immediately available to the public for inspection and copying. In the event that during the year that our Registration Statement became effective (again which occurred on June 15, 2017), these reporting obligations may be automatically suspended by us under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). Again if this action occurs after the year in which our Registration Statement becomes effective (after June 15, 2018), we may be no longer be obligated to file such periodic reports with the SEC and therefore access to our business information could be even more restricted. After our Registration Statement filed on Form S-1 became effective (June 15, 2017), we are required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. Access to information regarding our business and operations will be limited.

37. If we are designated a shell company your ability to resell your shares would be limited.

All of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and

4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are not classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. To the extent the Company is designated a shell you would be unable to sell your shares under Rule 144.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 8506 Strong Avenue, Orangevale, California 95662. This space is provided to us by Mr. Ludington. Mr. Ludington incurs no incremental costs as a result of our using the space. Therefore, he does not charge for its use. There is no written lease agreement between the Company and Mr. Ludington.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any stock exchange. Although we believe our common stock will be quoted on the OTCQB in the near future, we currently are not quoted on any market, and therefore there is no established public market for shares of our common stock, and no trades of our common stock could have taken place at this time. Any quotations (when we do trade) will be reflected through interdealer prices, without retail mark-up, mark-down or commission, and they may not necessaryl represent actual transactions.

Shareholders of Record

As of July 28, 2017, an aggregate of 15,000,000 shares of our common stock were issued and outstanding and owned by 1 shareholder of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since April 28, 2016 (date of our inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors (the “Board”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

Operations

We were incorporated on April 28, 2016. Most of our operational activity through April 30, 2017 involved execution of our business plan, business development, coding and smart-app development (for smart phones such as Apple and Android), development of our smart-phone applications for use in a LTL service management system, as well as preparation of the Company’s financial statements, internal controls and corporate governance efforts required in anticipation of our direct public offering.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

We are building an LTL service management company that we believe will provide comprehensive LTL management solutions for the freight delivery business. We are developing a proprietary LTL service application and control platform that will provide an Uber/Lyft transformation to the logistics industry from the ground up. We believe our software functionality, when fully developed, will provide scalability to the user by enabling them to launch a smartphone app or internet based service that provides on-demand service to logistics consumers (shippers). Both will connect willing shippers to logistics providers (commercial truck drivers or long haul drivers). Our mobile app will allow shippers to connect with truck drivers in the same way that major city dwellers can find a ride home that is an alternative to a cab ride. Based on capacity demands, shippers can find the driver that is best suited to their freight demands for a pre-determined price. This is the freight solution way. Our application allows you to move full or less than truckload freight with an easy tap of your finger. To capture these opportunities, we must identify significant cost savings and define an economic return for the logistics consumer. Our intended software we believe will become a building block in the design, development, and the arrangement of LTL management services for SMB’s and large multinational organizations.

Our intended software and services will outline a three-step method for providing shippers with what we believe to be a comprehensive approach providing a smartphone and web-based application for logistics providers focusing on the less-than-truckload (LTL) services offered and utilizing an Uber-type product allowing truck drivers to enhance and optimize their assets (their long haul equipment) through sophisticated analysis and algorithms. Shippers will be able to augment their usual fleet of logistic providers when capacity demands exceed their typical network. The trucker or logistics provider will be able to respond directly to the shippers needs and pick up additional loads that would a LTL truck to FTL specs. These extra loads fill a truck that otherwise remains empty, or bobtailing it. We believe this approach is required for proper logistics decisions to be made and will help us in creating long-lasting customer relationships with both shippers and truck drivers.

Our business operations will be comprised of two segments; a) software (Apple iOs and Android APK based systems, as well as web based formats) and b) software integration services for the commercial shippers market. Our software division works with the assistance of an established coding and smart-app development firm. The coding and smart-app development firm is located in San Diego, California. The coding and smart-app development firm provides a selection of experienced developers for us to use on our product, and the hourly rate ranges from $75.00 to $200.00 per hour. We are billed by the hour and on an as needed basis. We are under no contractual agreement with the firm. We developed our initial LTL and logistics management software framework primarily through the efforts of our founder, and the efforts of a coding and smart-app development firm with which the Company works with on an as “needed basis.” We have not had any material discussions regarding the acquisition of software for services products, nor do we have any agreements (written or oral) in place in order to do so. The software framework and design has been developed, no software application distributor or reseller relationship has been formalized; the Company intends to seek help from outside sales representatives and marketing consultants to develop a professional sales and marketing strategy to capitalize on our technologies. With further financing we intend to create and staff an in-house coding and smart-app development group, which we believe may develop new versions of the applications or services, of a similar nature to business development in LTL management service solutions. The Company continues to work on the development of its LTL management service solutions services through the management and industry knowledge skills of our founder, as well as through a coding and smart-app development firm which has been working with us on an as needed basis and as our current and future budget allows.

To date no saleable product or service has been developed through these efforts. The services segment of our operations will seek to staff with a team with the skills necessary in technology and logistics management service. Contract sizes may vary. While we cannot estimate the size of contracts, availability of contracts are solely based on the industry observations. None of these observations are based on any formal study. Initially our clients (or shippers) we believe may come from referrals, or business relationships that our founder has through general marketing in the industry. We cannot predict when those referrals will occur, or if at all, through Mr. Ludington or others.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our LTL service management products and services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any of these intended services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $300,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and Chief Executive Officer providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Industry

Based on industry reports, nearly 70 percent of all freight moved in the United States travels by truck. It is believed by most that without trucks and driver, the U.S. economy would come to a screeching halt. Despite the importance of the industry progress has been slow to move freight easily and with electronic assistance due to the fragmentation of the industry. The fragmentation requires tens of thousands of small operators requiring intermediaries to transact business with shippers. These intermediaries (brokers) typically rely on the telephone to engage the two parties. This is definitely not the most efficient or cost-effective means of moving freight in the age of on-demand commerce.

There are a number of mobile application operators entering into the shipping/logistics paradigm. These mobile application operators believe by replacing the traditional middleman linking truckers to shippers and vice versa, the developing applications are shaping up to be transformative to the industry. This is believed to be the direction the industry is heading, such as Uber was for the taxi business. These mobile application operators believe by leveraging the Uber-like similarities transporting freight can be as easy as moving people were. Algorithms which are central them to Uber and its transformation of the taxi business, these very same mathematical calculations using sophisticated software code can fill the needs between the shipper and trucker. Matching the two electronically through the Internet-of-things, while providing financial logistics, along with billing and payment, all handled by the application.

We believe that the large LTL management market and the geographically fragmented service provider landscape will seek to utilize sophisticated LTL service management systems to solve market barriers. This industry transformation will accelerate shipping, reduce costs, and remove the middleman using a sophisticated algorithm all in a smart-phone, which presents a unique opportunity for our Company.

Competitive Focus

We believe the following will assist us in capitalizing on the expected growth in the commercial LTL management market: (1) Scalability. We believe our LTL service management system will be a scalable solution, designed to serve the underserved, fragmented LTL management market. (2) Comprehensive Solution. We believe that our intended product will provide both shipper and trucker the ability to connect and schedule transport at a competitive price, based on distance, weight size and several other customary variables. (3) Analytical Expertise. Our founder and his network of personal contacts have an extensive LTL service management experience which we will seek to capitalize on the combined expertise. (4) Speed of Implementation. We believe that a fully-developed LTL service management system will be quickly implemented, providing additional insight into the usage of the shippers’ assets.

Growth Strategy

Key elements of our growth strategy shall include: (1) Core Product Enhancement. We plan to enhance core product user interface and functionality with new features and offerings as soon as reasonably practicable. (2) Focus on Markets. We intend to grow our market by: (a) securing contracts in local and national markets, (b) entering new commercial markets, (c) leveraging development opportunities, and (d) adding focused LTL logistics management solutions to our portfolio. (3) Acquire Complementary Businesses. We plan to acquire businesses that complement and expand our intended LTL management information services, technology, customer base and geographic coverage. (4) Align with Logistics Operators. We believe establishing relationships with small to medium size operators will enable us to reach and attract a broader customer base. (5) Strategic Alliances. We plan to team with other industry businesses that have complementary features to our LTL service management system, when fully developed, reducing development cost and opening doors to other shippers and truckers. (6) National Expansion. We intend to expand nationally through partnerships and alliances, moving beyond our initial geographic focus.

Business Objective

The Company’s objective is to become a provider of LTL service management solutions and other related services for small to medium sized business entities in Southwestern region of the US. The Company is pursuing the following strategy to achieve this objective: (1) Enhance Technical Expertise. We will seek to enhance our technical expertise by hiring and training of information technology personnel with industry experience. (2) Create a Geographic Presence. We will seek to create a geographically optimized reputation and market our intended LTL management information services. (3) Quality, Service and Support. Our employees and selected tech professionals will follow documented and standardized methodologies to ensure that we provide a consistent approach to projects, thereby fostering uniform quality and cost-efficient solutions for the end-users. (4) Customer Base. Our intended products and services will most likely permit interaction with diverse points of contact decision makers. (5) Alliances with Industry Leaders. We expect to create key alliances and relationships with freight delivery business vendors, and service providers. We will pursue key alliances and relationships in order to expand our offerings and remain current with the advances in the logistics industry as well as information management technology. (6) Multiple Sales Channels. We believe that we can attract a direct sales force that will focus exclusively on the sale of our intended LTL service management product and services.

This Annual Report includes limited market and industry data and forecasts that we obtained from our own research, publicly available information, industry periodicals and surveys. Industry publications and surveys generally state that the information contained herein has been obtained from sources deemed reliable. While we have not been able to verify such information to the extent that we deem qualified in its entirety we have determined based on our knowledge to be sufficient and accurate for presentation. Unless otherwise noted, statements as to market position as related to market competitors these are all approximated. Industry and market data could be proven wrong because of the method by which sources obtained their data and because information cannot always be verified with certainty due to limits on availability and reliability of raw data, the voluntary nature of the data gathering process, limitations and other uncertainties. We do not know all or tested all of these assumptions regarding general economic conditions. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.”

Our business plan execution and success are predicated upon the Company obtaining the necessary financing either through additional equity or debt beyond our direct public offering. If we are not able to obtain the necessary levels of financing as determined by the above steps, we will not be able to meet or achieve any of our time-line objectives. Even if we complete 75% or 50% of our additional financing objectives, we most likely will not be able to pursue our timeline goals or action steps. In that case the Company will be forced to proceed piecemeal using primarily the services of our founder, and possibly limited use of outside contractors when and if funds are obtained. Our founder devotes in excess of twenty (20) hours a week to our business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing to our direct public offering proceeds we will not be able to pursue our business plan or its timeline objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. These efforts will most likely occur after our Offering is complete and the aggregate proceeds have been received. Company’s management has, through relationships and strategic partnerships, begun the necessary work on a portion of our intended LTL service management products that we believe will be desired in the marketplace as well as our intended LTL service management integration services. Our founder primarily provided these services through the date of this Annual Report. Our business plan requires further execution and completion of these tasks which will require us hiring additional employees or outside contractors and consultants. With the level of sophistication and expertise that our founder, and Chief Executive Officer possesses, as well as the industry professionals that he knows, the Company should be able to make progress in its development of our intended LTL service management system and services, but currently no specific timeframe can be provided at this time. Most if not all of these efforts are predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the steps laid out for this business plan will not occur as planned and may never occur.

We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or necessary resources to enter into contractual agreements with developers or sales and marketing firms. We currently do not have sufficient cash or other resources to commence the use of outside contractors or service providers with industry experience. If we do not receive sufficient funding or financing, our business could likely be maintained with minimal operations for a period of 12 months because our founder, we believe will continue providing services without cost. We do not have a formal agreement in place with our founder, covering for past or future services. His plan is to provide substantially all of the administrative and planning work, programming and marketing efforts on his own without any cash or equity consideration. Our founder will continue to seek other sources of funding on behalf of the Company.

Other

As a corporate policy, we generally will not incur any cash obligations that we cannot satisfy with immediately available resources, of which there are currently none. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies on this matter. Our conclusion is based solely on our own observations. There are no assurances that we will be successful in any of these efforts even if we become a public entity. Additionally, the issuance of restricted stock will dilute the ownership interest of all of our stockholders.

Result of Operations for the year ended April 30, 2017 as Compared to the period April 28, 2016 (inception) through April 30, 2016

Expenses - Expenses for the year ended April 30, 2017 were $132,993. Internal use coding and smart-app development costs were $74,000. Amortization expense expended by the Company was $4,000. The Company completely amortized its purchased coding and smart-app development costs over the twelve month period ended April 30, 2017. The Company incurred $49,993 in administrative and other costs associated with operations. The Company incurred legal and professional fees of $5,000. These costs were not associated with our direct public offering efforts and therefor expensed. Expenses for the period April 28, 2016 (inception) through April 30, 2016 was $19,262. Officer’s compensation was $11,000. The Company issued shares of its common stock for organizational services to its founder and CEO. This is expected to be a one-time expense. Internal use coding and smart-app development costs were $4,400. Organization costs attributed to direct costs expended by the Company were $1,025. The Company incurred $2,837 in administrative and other costs associated with our operations. Expenses for the year ended April 30, 2017 are significantly higher than expenses for the period April 28, 2016 (inception) through April 30, 2016, and are not necessarily indicative a full years operations for the Company’s business due to its focus on the direct public offering.

Loss before provision for income taxes - Loss before provision for incomes taxes for the year ended April 30, 2017 was $132,993. Loss before provision for incomes taxes for the period April 28, 2016 (inception) through April 30, 2016 was $19,262. We recorded no provision for federal or state income taxes for either period. We have not generated any revenues from our intended LTL service management products or LTL management information services.

Basic and diluted loss per share - Basic and diluted loss per share for the year ended April 30, 2017 was $0.01 per share. Basic and diluted number of shares outstanding was 15,000,000. Basic and diluted loss per share for the period April 28, 2016 (inception) through April 30, 2016 was $0.00 per share. Basic and diluted number of shares outstanding was 13,666,667.

Liquidity

We will pay all costs related to our direct public offering which are estimated to be around $30,000. These costs will be paid as and when necessary or otherwise accrued on the books and records of the Company. Absent the ability to pay these amounts upon closing of the direct public offering, we will need to seek financial assistance from our shareholders or third parties who may agree to loan us the funds to cover the balance of outstanding professional and related fees relating to our direct public offering to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans most likely will be evidenced by a noninterest-bearing unsecured note to be treated as a loan until repaid, if and when the Company has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for this purpose.

Since acquiring the business plan most of our resources and work have been devoted to executing our business, writing of software code, testing and modification of our intended LTL services management system, implementing financial systems and internal controls, and preparing for our direct public offering. When these procedures are completed, which we believe may occur over the next few months, we will focus once again on our product and service offerings as well as push the internal development of our software. We have developed a robust framework and design, as well completed our coding of a beta version of the intended software. We believe professional coding and software programmers are needed to develop and complete our software and smart-app development. This includes attracting software developers or coders, and developing and perfecting a marketing plan, including the development and launch of a saleable product suite, will range cost us more than $300,000 and $500,000. If we are able to secure funding to outsource these steps, of which there are no assurances, we can commence the launch of our intended LTL service management system product and LTL management information services for the end user (shippers) and the logistics provider (the truck driver). If we are able to use internal resources only (primarily the services of our founder, and Chief Executive Officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, development costs would have to be provided solely by our founder, to the extent that he is capable and willing to provide such services. While we engaged the services of an established coding and smart-app development firm, their function and assistance to us is limited by our availability of financing and payment terms. Our goal would be to have software product, and other related services available, multiple sales channels and a comprehensive website/smartphone app up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, we believe will be sought from business associates of our founder, or through private investors referred to us. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees, consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

We embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will be $75,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and the advice that we have received from various business professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Company because the shares may be issued to parties or entities committed to supporting existing management. The Company may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its Registration Statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of April 30, 2017 and April 30, 2016, respectively, we owed approximately $126,000 and $8,000 in connection with coding and smart-app development costs incurred, consulting services due and owing. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of April 30, 2017. Based on the foregoing we exist month to month primarily on the ability of our founder to negotiate either the delay of or payment plans to be put in place with respect to our expenses. Our current use of funds in operations is $5,000 to $6,000 per month, with a deferral of $9,000 to $10,000 per month for certain other expenses related to our software developers and other.

As of April 30, 2017 and April 30, 2016, we owed $43,371 and $1,062 in connection with interest-free demand loans from several unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

As of April 30, 2017 and April 30, 2016, we owed $125,900 and $7,200, respectively to our ‘as needed’ basis coding and smart-app development firm and other consultants. The coding and smart-app development firm and/or consultants do not perform their function or services pursuant to any formal agreements with the Company. The coding and smart-app development firm has been working with us on a deferral basis and we expect to continue in this manner until we have sufficient financing in place. We do not foresee any time in the near future to enter into any formal agreements with these vendors.

Recently Issued Accounting Pronouncements

In June of 2014 the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10). Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of ASU 2014-10.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to continue as a Going Concern. The standard is intended to define management's responsibility to decide whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective for the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on our financial statements. Management's evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 3 below.

In January 2015, the FASB issued ASU 2015-01 Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standard requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The standard is effective for annual reporting periods beginning after December 15, 2016, and related interim periods. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard.

In February 2016, the FASB issued ASU 2016-02, Leases. This accounting standard requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this Annual Report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not expect a seasonal impact on our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREIGHT SOLUTION, INC.

April 30, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Freight Solution, Inc.

We have audited the accompanying balance sheets of Freight Solution, Inc (the “Company”) as of April 30, 2017 and 2016 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended April 30, 2017 and for the period from April 28, 2016 (date of inception) through April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freight Solution, Inc. as of April 30, 2017 and 2016, and the result of its operations and its cash flows for the year ended April 30, 2017 and for the period from April 28, 2016 (date of inception) through April 30, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

July 28, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

FREIGHT SOLUTION, INC.

BALANCE SHEETS

	As of April 30, 2017	As of April 30, 2016
ASSETS

CURRENT ASSETS:

Cash	$2,016	$-
Prepaid expense	3,827	-
Total Current Assets	5,843	-

Intangible assets, net	-	4,000

Deferred offering costs	26,173	-

TOTAL ASSETS	$32,016	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$125,900	$7,200
Nonrelated party loans	43,371	1,062
TOTAL LIABILITIES	169,271	8,262

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding as of April 30, 2017 and April 30, 2016, respectively	15,000	15,000
Additional paid in capital	-	-
Accumulated deficit	(152,255)	(19,262)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(137,255)	(4,262)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,016	$4,000

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2017	For the period April 28, 2016 (date of inception) through April 30, 2016
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Development costs – internal use software	74,000	4,400
Administrative and other costs	49.993	2,837
Amortization expense	4,000	-
Officer compensation	-	11,000
Organizational expense	-	1,025
Legal and professional fees	5,000	-
Loss before income tax	132,993	19,262

Provision for income tax	-	-
Net loss	$(132,993)	$(19,262)
Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	15,000,000	13,666,667

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance – April 28, 2016 (date of inception) shares issued for organizational services – officers compensation	11,000,000	$ 11,000	$ -	$ -	$ 11,000

Shares issued for intangible assets – April 29, 2016	4,000,000	4,000	-	-	4,000

Net loss	-	-	-	(19,262)	(19,262)

Balance – April 30, 2016	15,000,000	15,000	-	(19,262)	(4,262)

Net loss	-	-	-	(132,993)	(132,993)

Balance – April 30, 2017	15,000,000	$ 15,000	$ -	$ (152,255)	$ (137,255)

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2017	For the period April 28, 2016 (date of inception) through April 30, 2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(132,993)	$(19,262)
Amortization	4,000	-
Shares issued for compensation	-	11,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(3,827)	-
Change in deferred offering costs	(26,173)	-
Change in accounts payable	118,700	7,200
Net Cash (Used in) Operating Activities	(40,293)	(1,062)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loans from nonrelated parties	42,309	1,062
Net Cash Provided by Financing Activities	42,309	1,062
CHANGE IN CASH	2,016	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$2,016	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and finance activities:
Stock issued for acquisition of intangible assets	$-	$4,000

See notes to financial statements.

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

History

We were incorporated on April 28, 2016 (date of inception) under the laws of the State of Nevada, as Freight Solution, Inc. The Company acquired the business of its founder Mr. Shane Ludington (Freight Solution, Inc. and hereinafter be collectively referred to as “FSI”, the “Company”, “we” or “us”).

Our Business

The Company is developing an internet and smartphone app based software product that will match shipments with available drivers. The software as a service will focus on less-than-truckload (“LTL”) services that allows shippers to connect with truck drivers in the same way that city dwellers can find a ride home. This software as a service will allow shippers, based on a pre-negotiated price, to deliver products at an affordable cost and on time to its ultimate destination.

Year end

The Company’s year-end is April 30.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. There were no cash equivalents as of April 30, 2017 and April 30, 2016, respectively.

Revenue recognition

We recognize revenue when all of the conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the consumer; (3) the amount of fees to be paid by the consumer is fixed or determinable; and (4) the collection of fees or product revenue is probable.

The Company will record revenue when realizable and earned and when product has been shipped to the consumer or our services have been rendered to the consumer.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the twelve months ended April 30, 2017 or for the period April 28, 2016 (inception) through April 30, 2016, respectively.

Fair value of financial instruments

We adopted the Financial Accounting Standards Board's (the “FASB”) Accounting Codification Standard No. 820 (“ASC 820”), Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Earnings per share

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change.

Deferred income tax may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of April 30, 2016 and April 30, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the twelve month period ended April 30, 2017 and for the period April 28, 2016 (inception) through April 30, 2016, respectively, no income tax expense was recorded.

Recent pronouncements

The Company evaluated recent accounting pronouncements through April 30, 2017 and believes that none have a material effect on the Company’s financial statements except for the following.

In June of 2014 the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10). Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of ASU 2014-10.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to continue as a Going Concern. The standard is intended to define management's responsibility to decide whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective for the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on our financial statements. Management's evaluations regarding the events and conditions that raise substantial doubt regarding the Company's ability to continue as a going concern have been disclosed in Note 3 below.

In January 2015, the FASB issued ASU 2015-01 Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standard requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The standard is effective for annual reporting periods beginning after December 15, 2016, and related interim periods. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard.

In February 2016, the FASB issued ASU 2016-02, Leases. This accounting standard requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its planned direct public offering. As a result, the Company incurred accumulated net losses for the periods ended April 30, 2017 of $152,255. Negative working capital for the Company as of April 30, 2017 was $163,428. The Company’s activities and the payment of such activities has been primarily through debt financing and through the deferral accounts payable and other expenses.

The Company intends to raise additional capital (beyond its planned self-directed public offering) through the sale of equity securities, through an offering of debt securities, or through borrowings from financial institutions or related and nonrelated parties. Management believes that its actions after its planned self-directed public offering to secure additional funding will likely provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives.

The ability of the Company to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that may result from this uncertainty.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

On April 29, 2016 the Company acquired certain intangible assets from its founder which consisted of a business plan, along with costs related to development of internal-use software to be used in its operations. The total value attributable to the intangible assets purchased by the Company was $4,000. This amount is less than the actual costs paid for by our founder. Our founder incurred more than $10,000 in expense over a period of two years to further develop and refine the Company’s business plan and operations.

Intangible assets includes the following:

	April 30, 2017	April 30, 2016

Intangible assets consisting of certain development costs and purchased software	$4,000	$4,000
Less: Accumulated amortization	(4,000)	(-)
Net property and equipment	$-	$4,000

For the twelve months ended April 30, 2017 we recognized $4,000 in amortization expense. Intangible assets were placed in service by us on April 29th, 2016. The Company amortized these assets over a period of twelve (12) months which has been deemed its useful life.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company recorded compensation expense of $11,000 recognized through the issuance of shares of common stock to its founder for organizational services. We recorded compensation expense in our initial reporting period, April 28, 2016 (inception) through April 30, 2016. Additionally the Company recorded $4,000 in intangible assets purchased from its founder on April 29, 2016 (see Note 4 - Intangible Assets).

No related party transactions occurred during the twelve months ended April 30, 2017.

NOTE 6 – NONRELATED PARTY NOTES PAYABLE

As of April 30, 2017, the Company executed several promissory notes with two nonrelated parties in the aggregate of $43,371. The unsecured promissory notes bear interest at 0% per annum and are due and payable upon demand. The holders of the promissory notes have not demanded repayment and continue to lend monies to the Company.

NOTE 7 – INCOME TAXES

At April 30, 2017, the Company had a net operating loss carryforward of $152,255, which begins to expire in 2035.

Components of net deferred tax asset, including a valuation allowance. These amounts are as follows for April 30, 2017 and April 30, 2016, respectively:

	April 30, 2017	April 30, 2016
Deferred tax asset:
Net operating loss carryforward	$53,289	$6,742
Total deferred tax asset	53,289	6,742
Less: Valuation allowance	(53,289)	(6,742)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of April 30, 2017 and April 30, 2016 was $53,289 and $6,742, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of April 30, 2017 and April 30, 2016 and recognized a full valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods then ended and as of April 30, 2017 and April 30, 2016:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 8 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 25,000,000 shares of its $0.001 par value preferred stock.

Common stock

On April 28, 2016, the Company issued to its founder, an officer and director of the Company, 11,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services provided upon organization. The services were valued at $11,000.

On April 29, 2016, the Company issued to its founder 4,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for certain intangible assets (see Note 4 - Intangible Assets). Mr. Shane Ludington, our sole officer and director, incurred more than $10,000 in developing or acquiring the intangible assets for which we recorded their value at $4,000.

As of April 30, 2017 and April 30, 2016, there were 15,000,000 shares of common stock issued and outstanding. No shares of preferred stock have been issued for either of the periods.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of April 30, 2017 through the date the financial statements were issued. The following occurred:

During the months of May, June and July, the Company received an additional $16,500 in non-related party loans. In June 2017 the Company received approval from the Securities and Exchange Commission that its registration statement on Form S-1 was effective. The Company is currently soliciting investors to invest in its self-direct public offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

Our Chief Executive Officer and Principal Financial Officer, Mr. Shane Ludington, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Ludington concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings. The Company has hired a financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2017.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm.

This Annual Report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of the Company as of April 30, 2017.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Our management consists of:

Shane Ludington	41

Founder, President, Chief Executive Officer (CEO), principal executive officer, treasurer, Chairman of the Board of Directors, Chief Financial Officer (CFO, principal financial officer and principal accounting officer

Shane Ludington founded the Company. Mr. Ludington currently serves as our President, Chief Executive Officer and Chairman of the Board. Mr. Ludington is currently employed by Ludington Capital Management (“LCM”) through which he provides logistics services as well as merchant processing, insurance and loan origination services. LCM is a family-owned business that is managed by Mr. Ludington and staffed and capitalized by various family members. LCM was formed in July 2014 and operates primarily in California, Nevada and Arizona and is based in Orangevale, California. From June 2012 through June 2014, Mr. Ludington worked with Peoples Bank in Scottsdale as a business development branch manager and with Sun Capital Marketing in Phoenix from 2009 through June 2014 as a senior mortgage consultant and business development manager. Mr. Ludington held a senior position with Tobacco One, Inc., a formerly publicly-trading and reporting company, from May 2006 through November 2008. Mr. Ludington graduated from Southern California State University of Long Beach with a Bachelor’s of Science degree in Business Finance.

Term of Office

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Company’s board of directors will seek to establish an audit committee as well as a compensation committee. We believe that a minimum of five directors is needed to have an effective committee system. An audit committee will review the results and the scope of Company’s annual audit and other services to be provided by its independent auditors, as well it will review and evaluate the Company’s internal control systems. A compensation committee will manage any equity compensation plans that the Company may establish and perform an annual or quarterly review and recommendation of compensation arrangements for its officers. No determination has yet been made as to the membership requirements of these committees or when the Company may have sufficient members to establish such committees. See “Executive Compensation” hereinafter.

At the very least all directors will be reimbursed by the Company for expenses incurred in attending directors' meetings provided that the Company has sufficient resources to pay these expenses. The Company will consider in applying for officers and directors liability insurance at such time that it has the financial resources to do so.

Code of Business Conduct and Ethics

Upon incorporation we adopted a written code of ethics applicable to our board of directors, officers and employees in accordance with applicable Federal and states securities laws. Our board of directors shall oversee compliance with the code of ethics as it relates to the Company through an officer designated by the board. Employees are required to report known and suspected breaches of our code of ethics to an appropriate supervisor, or in the case of officers and directors, to a senior officer designated by our board of directors. Our code of ethics is designed to deter wrongdoing and to promote:

•honest and ethical conduct;

•full, fair, accurate, timely and understandable disclosure in reports and documents that we will file with securities regulators and in our other public communications;

•compliance with applicable laws, rules and regulations, including insider trading compliance; and

•accountability for adherence to the code and prompt internal reporting of violations of the code, including illegal or unethical behavior regarding accounting or auditing practices.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement filed on Form S-1.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

All directors will hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current directors’ term of office expires on April 30, 2018. All officers are appointed annually by the board of directors subject to existing employment agreements and serve at the discretion of the board. Currently, our director receive no compensation for his role as a director as he receives sufficient compensation for his role as an officer. Mr. Ludington on April 28, 2017 was appointed to serve for another term.

As long as we have no additional directors besides our founder, president, chief executive officer, and Chairman, all votes on issues are resolved in favor of the Chairman’s vote.

Director Nominations

As of April 30, 2017, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company, except for what has been reported in our Registration Statement on Form S-1. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table shows, for the twelve months ended April 30, 2017 and for the period April 28, 2016 (inception) to April 30, 2016, compensation awarded or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
[1] Shane Ludington CEO, CFO and Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	11,000	11,000

The Company does not have a formal employment arrangement with Mr. Ludington for management services. There is no agreement in place, however the Company may pursue a formal employment arrangement in the future to ensure the retention of Mr. Ludington. Mr. Ludington would make all decisions determining the amount and timing of payment of his compensation, if any, which would be subject to us being able to meet our financial obligations.

(1)Mr. Ludington upon inception (April 28, 2016) received 11,000,000 shares of common stock of the Company in exchange for organizational services which were valued at $11,000. The Company does not intend to issue additional shares to Mr. Ludington for services as an officer under his employment agreement or as a director for the foreseeable future.

Potential Payments upon Termination or Change-in-Control

Federal securities regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation of Directors

We have no arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended April 30, 2017.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Shane Ludington(1)	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Ludington provides his services to the Company with no compensation.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate compensation committee. Instead, our Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters that may be brought forth to it.

Risk Management Considerations

We believe our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreement s have been granted or entered into or exercised by our officer or director or employees or consultants since we were founded.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended April 30, 2017. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended April 30, 2017. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of April 30, 2017. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of July 28, 2017 we had 15,000,000 shares of common stock outstanding which is held by one shareholder. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of July 28, 2017; of all directors and executive officers of the Company; and of our directors and officers as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percentage of Ownership
Common	Shane Ludington (c)	15,000,000	100.00%
	All Directors and Officers as a group (1 person)	15,000,000	100.00%

(a)The address for purposes of this table is the Company’s address which is 8506 Strong Avenue, Orangevale, California 95662.

(b)Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c)Mr. Ludington received 4,000,000 shares for selling a comprehensive business plan, along with software code and other detailed information materials, which includes critical industry data to the Company on April 29, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

None. No equity compensation plans in effect.

Description of our Capital Stock

We were incorporated under the laws of the State of Nevada on April 28, 2016. The Company is authorized to issue 100,000,000 shares of common stock and 25,000,000 shares of preferred stock.

Non-Cumulative Voting Rights – Common Stock

The holders of our shares of common stock will not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 25,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or were outstanding as of April 30, 2017. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 25,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

•the number of shares and the designation of the series;

•whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

We presently do not have plans to issue any shares of preferred stock. However, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Common Stock

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock. There are 15,000,000 shares of our common stock issued and outstanding at June 1, 2017 that are held by one shareholder. The holders of our common stock:

•have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

See Plan of Distribution regarding negative implications of being classified as a “Penny Stock.”

Authorized but Un-issued Capital Stock

Nevada law does not require stockholder approval for the issuance of authorized shares. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of the existence of unissued and unreserved common stock (or preferred stock) may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive the stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

Shareholder Matters

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks (which they currently are and probably will be for the foreseeable future). Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes (“NRS” or “Nevada law”). Certain provisions of Nevada law described below create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and shippers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see NRS 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•listed on a national securities exchange,

•included in the national market system by the Financial Industry Regulatory Authority (“FINRA”), or

•held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

i.the articles of incorporation, and all amendments thereto,

ii.bylaws and all amendments thereto; and

iii.a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-K. This form is filed with the Securities and Exchange Commission within 90 days after the close of each fiscal year hereafter. You can view these and our other filings at www.sec.gov in the “EDGAR” database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An “acquiring person” means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. “Controlling interest” means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. “Control shares” means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our articles of incorporation or bylaws relating to the acquisition of a controlling interest in the Company.

Our articles of incorporation and bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an “interested shareholder.” As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By the filing of our Registration Statement on Form S-1, we are not registering our common stock under Section 12(g) of the Exchange Act. However upon effectiveness of the Registration Statement on Form S-1 we became subject to those very statutes.

These provisions of Nevada law prohibit us from engaging in any “combination” with an interested stockholder for three years after the interested stockholder acquired the shares that cause him/her to become an interested shareholder, unless he had prior approval of our board of directors. The term “combination” is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, a “resident domestic corporation” means a Nevada corporation that has 200 or more shareholders. An “interested stockholder” is defined in NSR 78.423 as someone who is either:

•the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

•our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Amendments to Bylaws. Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Transfer Agent

The transfer agent for our common stock is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121. Its telephone number is (801) 274-1088.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Ludington, founder, and Chief Executive Officer, and Chief Financial Officer may be considered a promoter.

Our office and mailing address is 8506 Strong Avenue, Orangevale, California 95662. The space is provided to us by Mr. Ludington. Mr. Ludington incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

The Company issued 11,000,000 shares of its common stock to its founder, and Chief Executive Officer, Mr. Ludington, and chief financial officer in exchange for organizational services provided upon incorporation. These services were valued at $11,000.

Mr. Ludington developed our business plan and foundation for the coding and smart-app development that we continue to improve upon. Mr. Ludington received 4,000,000 shares of our common stock for selling the comprehensive business plan, software coding developed at the time and various other industry related materials to us. The value of the intangible assets we purchased was $4,000 which approximates the cost incurred by Mr. Ludington.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethics, we will still rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Shane Ludington is not an independent director because he currently holds the title of officer in the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended April 30, 2017 and for the period April 28, 2016 (inception) through April 30, 2016 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2017 and 2016 were pre-approved, respectively, in accordance with the policy of the Board.

	April 30, 2017	April 30, 2016
Audit fees (1)	$8,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$8,000	$-

Notes:

(1)Audit fees consist of audit and review services, consent and review of various documents filed with the SEC for fiscal year ended April 30, 2017 and for the period April 28, 2016 (inception) through April 30, 2016.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)Financial Statements

(b)Exhibits

3.1*	Articles of Incorporation
3.2*	By-Laws
14.1*	Code of Business Conduct and Ethics, Freight Solution, Inc.
23.1	Consent of PLS CPA, a professional corporation
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

* - Filed with our Form S-1 Registration Statement dated March 27, 2017.

# The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHT SOLUTION, INC.
(Registrant)

Date: July 28, 2017	By:	/s/ Shane Ludington
Shane Ludington
Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Shane Ludington Shane Ludington	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 28, 2017