Form 10-Q
period 2017-07-31
FREIGHT SOLUTION INC
filed 2017-09-13
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X].QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

Commission file number 333-216960

Freight Solution, Inc.
(Exact name of registrant as specified in its charter)

Nevada		81-2749032
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
8506 Strong Avenue, Orangevale, California	95662	(916) 600-5773
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report) Copies of communications to:
Blair Krueger, Esq. Krueger LLP 7486 La Jolla Boulevard La Jolla, California 92037 Telephone: (858) 405-7385

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of September 14, 2017 was 22,000,000 shares.

FREIGHT SOLUTION, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)	3

	Balance Sheets of Freight Solution, Inc. at July 31, 2017 (Unaudited) and April 30, 2017 (Audited)	3

	Statements of Operations of Freight Solution, Inc. for the Three Months Ended July 31, 2017 and 2016 (Unaudited)	4

	Statements of Stockholders Deficit for the Three Months Ended July 31, 2017 (Unaudited) and for the Period April 28, 2016 (Inception) Through April 30, 2017 (Audited)	5

	Statement of Cash Flows of Freight Solution, Inc. for the Three Months Ended July 31, 2017 and 2016 (Unaudited)	6

	Notes to the Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1.Interim Financial Statements (unaudited)

FREIGHT SOLUTION, INC.

BALANCE SHEETS

	As of July 31, 2017	As of April 30, 2017
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:

Cash	$3,474	$2,016
Prepaid expense	13,000	3,827
Total Current Assets	16,474	5,843

Intangible assets, net	-	-

Deferred offering costs	32,161	26,173

TOTAL ASSETS	$48,635	$32,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$178,661	$125,900
Nonrelated party loans	59,871	43,371
TOTAL LIABILITIES	238,532	169,271

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding as of July 31, 2017 and April 30, 2017, respectively	15,000	15,000
Additional paid in capital	-	-
Accumulated deficit	(204,897)	(152,255)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(189,897)	(137,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$48,635	$32,016

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENTS OF OPERATIONS

	For the three month period ended July 31, 2017	For the three month period ended July 31, 2016
	(unaudited)	(unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Development costs – internal use software	25,600	14,000
Administrative and other costs	17,042	10,400
Amortization expense	-	1,000
Legal and professional fees	10,000	-
Loss before income tax	52,642	25,400

Provision for income tax	-	-
Net loss	$(52,642)	$(25,400)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	15,000,000	15,000,000

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance – April 28, 2016 (date of inception) shares issued for organizational services – officers compensation	11,000,000	$11,000	$-	$-	$11,000

Shares issued for intangible assets – April 29, 2016	4,000,000	4,000	-	-	4,000

Net loss	-	-	-	(19,262)	(19,262)

Balance – April 30, 2016 (audited)	15,000,000	15,000	-	(19,262)	(4,262)

Net loss	-	-	-	(132,993)	(132,993)

Balance – April 30, 2017 (audited)	15,000,000	15,000	-	(152,255)	(137,255)

Net loss	-	-	-	(52,642)	(52,642)

Balance – July 31, 2017 (unaudited)	15,000,000	$15,000	$-	$(204,897)	$(189,897)

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENTS OF CASH FLOWS

	For the three month period ended July 31, 2017	For the three month period ended 31-Jul-16
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(52,642)	$(25,400)
Amortization	-	1,000
Shares issued for compensation	-	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(9,173)	(5,000)
Change in deferred offering costs	(5,988)	-
Change in accounts payable	52,761	24,400
Net Cash (Used in) Operating Activities	(15,042)	(5,000)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loans from nonrelated parties	16,500	5,000
Net Cash Provided by Financing Activities	16,500	5,000
CHANGE IN CASH	1,458	-
CASH AT BEGINNING OF PERIOD	2,016	-
CASH AT END OF PERIOD	$3,474	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to financial statements.

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2017 (UNAUDITED)

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

Year end

The Company’s year-end is April 30.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements (July 31, 2017 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of results for a full fiscal year. These financial statements should be read along with the financial statements of the Company for the period ended April 30, 2017 (audited) and notes thereto.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. There were no cash equivalents as of July 31, 2017 and April 30, 2017, respectively.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the three months ended July 31, 2017 or 2016, respectively.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of April 30, 2017 and July 31, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three month periods ended July 31, 2017 and 2016, respectively, no income tax expense was recorded.

Recent pronouncements

The Company evaluated recent accounting pronouncements through July 31, 2017 and believe that none of them would have a material effect on the Company’s financial statements. Management also believes that other recently issued, but not yet effective accounting pronouncements, if adopted, would again not have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its direct public offering. As a result, the Company incurred accumulated net losses for the period April 28, 2016 (date of inception) through July 31, 2017 totaling $204,897. Negative working capital for the Company as of July 31, 2017 was $222,058. The Company’s activities and the payment of such activities has been primarily through debt financing and through the deferral accounts payable and other expenses.

The Company intends to raise further capital (beyond its self-directed public offering) through the sale of equity securities, an offering of debt securities, or borrowings from financial institutions and possibly related and nonrelated parties who may lend to the Company. Management believes that its actions to secure additional funding will likely provide the Company the opportunity to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives.

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

Intangible assets includes the following:

	July 31, 2017	April 30, 2017

Intangible assets consisting of certain development costs and purchased software	$4,000	$4,000
Less: Accumulated amortization	(4,000)	(4,000)
Net property and equipment	$-	$-

For the three month period ended July 31, 2016 we recognized $1,000 in amortization expense. Intangible assets were placed in service by us on April 29th, 2016. The Company amortized these assets over a period of twelve (12) months which has been deemed its useful life. As of July 31, 2017 these assets were fully amortized.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company recorded compensation expense of $11,000 from the issuance of shares of common stock to its founder for organizational services. This expense was recorded during our initial reporting period April 28, 2016 (inception) through April 30, 2016. The Company recorded a purchase of $4,000 in intangible assets from its founder on April 29, 2016 (see Note 4 - Intangible Assets).

No related party transactions occurred during the three months ended July 31, 2017.

NOTE 6 – NONRELATED PARTY NOTES PAYABLE

As of July 31, 2017, the Company executed several promissory notes with three nonrelated parties in the aggregate of $59,871. The unsecured promissory notes bear interest at 0% per annum and are due and payable upon demand. The holders of the promissory notes have not demanded repayment and continue to lend monies to the Company.

NOTE 7 – INCOME TAXES

At July 31, 2017, the Company had a net operating loss carryforward of $204,897, which begins to expire in 2035.

Components of net deferred tax asset, including a valuation allowance. These amounts are as follows for July 31, 2017 and April 30, 2017, respectively:

	July 31, 2017	April 30, 2017
Deferred tax asset:
Net operating loss carryforward	$71,714	$53,289
Total deferred tax asset	71,714	53,289
Less: Valuation allowance	(71,714)	(53,289)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of July 31, 2017 and April 30, 2017 was $71,714 and $53,289, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of July 31, 2017 and April 30, 2017 and recognized a full valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods then ended and as of July 31, 2017 and April 30, 2017:

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

As of July 31, 2017 and April 30, 2017, there were 15,000,000 shares of common stock issued and outstanding. No shares of preferred stock have been issued for either of the periods.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of July 31, 2017 through the date the financial statements were issued. The following occurred:

•During August 2017, the Company received an additional $2,500 in non-related party loans.

•On August 23, 2017 the Company completed its direct public offering. The offering was conducted through a registration statement filed on Form S-1. The Company issued 7,000,000 shares of its common stock to 34 individual investors. The investors paid $0.01 per share for a combined investment of $70,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This “Quarterly Report” on Form 10-Q does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of a sales and marketing force, new products and services, along with customer service; and (f) pending litigation.

Operations

We were incorporated on April 28, 2016. Most of our operational activity through July 31, 2017 involved execution of our business plan, business development, coding and smart-app development (for smart phones such as Apple and Android), development of our smart-phone applications for use in a LTL service management system, as well as preparation of the Company’s financial statements, internal controls and corporate governance efforts required in anticipation of our recently completed direct public offering.

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our LTL service management products and services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any of these intended services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our recently completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $300,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and Chief Executive Officer providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

This Quarterly Report includes limited market and industry data and forecasts that we obtained from our own research, publicly available information, industry periodicals and surveys. Industry publications and surveys generally state that the information contained herein has been obtained from sources deemed reliable. While we have not been able to verify such information to the extent that we deem qualified in its entirety we have determined based on our knowledge to be sufficient and accurate for presentation. Unless otherwise noted, statements as to market position as related to market competitors these are all approximated. Industry and market data could be proven wrong because of the method by which sources obtained their data and because information cannot always be verified with certainty due to limits on availability and reliability of raw data, the voluntary nature of the data gathering process, limitations and other uncertainties. We do not know all or tested all of these assumptions regarding general economic conditions. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.”

Our business plan execution and success are predicated upon the Company obtaining the necessary financing either through additional equity or debt beyond our recently completed direct public offering. If we are not able to obtain the necessary levels of financing as determined by the above steps, we will not be able to meet or achieve any of our time-line objectives. Even if we complete 75% or 50% of our additional financing objectives, we most likely will not be able to pursue our timeline goals or action steps. In that case the Company will be forced to proceed piecemeal using primarily the services of our founder, and possibly limited use of outside contractors when and if funds are obtained. Our founder devotes in excess of twenty (20) hours a week to our business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing to our recently completed direct public offering proceeds we will not be able to pursue our business plan or its timeline objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. These efforts will most likely occur after our direct public offering is complete and the aggregate proceeds have been received. Company’s management has, through relationships and strategic partnerships, begun the necessary work on a portion of our intended LTL service management products that we believe will be desired in the marketplace as well as our intended LTL service management integration services. Our founder primarily provided these services through the date of this Quarterly Report. Our business plan requires further execution and completion of these tasks which will require us hiring additional employees or outside contractors and consultants. With the level of sophistication and expertise that our founder, and Chief Executive Officer possesses, as well as the industry professionals that he knows, the Company should be able to make progress in its development of our intended LTL service management system and services, but currently no specific timeframe can be provided at this time. Most if not all of these efforts are predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the steps laid out for this business plan will not occur as planned and may never occur.

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

Result of Operations for the three month period ended July 31, 2017 as Compared to the three month period ended July 31, 2016

Expenses - Expenses for the three month period ended July 31, 2017 were $52,642. Internal use coding and smart-app development costs were $25,600. The Company completely amortized its purchased coding and smart-app development costs over the prior twelve month period ended July 31, 2017. The Company incurred $17,042 in administrative and other costs associated with operations. The Company incurred legal and professional fees of $10,000. These costs were not associated with our recently completed direct public offering efforts and therefor expensed. Expenses for the three month period ended July 31, 2016 was $25,400. Internal use coding and smart-app development costs were $14,000. The Company incurred $10,400 in administrative and other costs associated with our operations. The Company amortized $1,000 of its purchased coding and smart-app development costs. Expenses for the three month period ended July 31, 2017 are significantly higher than expenses for the three month period ended July 31, 2016, and are not necessarily indicative a full years operations for the Company’s business due to its recently completed public offering.

Loss before provision for income taxes - Loss before provision for incomes taxes for the three month period ended July 31, 2017 was $52,642. Loss before provision for incomes taxes for the three month period ended July 31, 2016 was $25,400. We recorded no provision for federal or state income taxes for either period. We have not generated any revenues from our intended LTL service management products or LTL management information services.

Basic and diluted loss per share - Basic and diluted loss per share for the three month period ended July 31, 2017 was $0.00 per share. Basic and diluted number of shares outstanding was 15,000,000. Basic and diluted loss per share for the three month period ended July 31, 2016 was $0.00 per share. Basic and diluted number of shares outstanding was 15,000,000.

Liquidity

We will pay all costs related to our recently completed direct public offering which are estimated to be around $30,000. These costs will be paid as and when necessary or otherwise accrued on the books and records of the Company. Absent the ability to pay these amounts upon closing of its recently completed public offering, the Company will need to seek financial assistance from our shareholders or third parties who may agree to loan us the funds. These funds will be used to cover the balance of outstanding professional and related fees relating to our recently completed direct public offering to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans most likely will be evidenced by a noninterest-bearing unsecured note to be treated as a loan until repaid, if and when the Company has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for this purpose.

Since acquiring the business plan most of our resources and work have been devoted to executing our business, writing of software code, testing and modification of our intended LTL services management system, implementing financial systems and internal controls, and preparing for our recently completed direct public offering. When these procedures are completed, which we believe may occur over the next few months, we will focus once again on our product and service offerings as well as push the internal development of our software. We have developed a robust framework and design, as well completed our coding of a beta version of the intended software. We believe professional coding and software programmers are needed to develop and complete our software and smart-app development. This includes attracting software developers or coders, and developing and perfecting a marketing plan, including the development and launch of a saleable product suite, will range cost us more than $300,000 and $500,000. If we are able to secure funding to outsource these steps, of which there are no assurances, we can commence the launch of our intended LTL service management system product and LTL management information services for the end user (shippers) and the logistics provider (the truck driver). If we are able to use internal resources only (primarily the services of our founder, and Chief Executive Officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, development costs would have to be provided solely by our founder, to the extent that he is capable and willing to provide such services. While we engaged the services of an established coding and smart-app development firm, their function and assistance to us is limited by our availability of financing and payment terms. Our goal would be to have software product, and other related services available, multiple sales channels and a comprehensive website/smartphone app up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As of July 31, 2017 and April 30, 2017, respectively, we owed approximately $239,000 and $169,000 in connection with coding and smart-app development costs incurred, consulting services due and owing. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of July 31, 2017. Based on the foregoing we exist month to month primarily on the ability of our founder to negotiate either the delay of or payment plans to be put in place with respect to our expenses. Our current use of funds in operations is $5,000 to $6,000 per month, with a deferral of $10,000 to $12,500 per month for certain other expenses related to our software developers and other.

As of July 31, 2017 and April 30, 2017, we owed $59,871 and $43,371 in connection with interest-free demand loans from several unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

As of July 31, 2017 and April 30, 2017, we owed $179,000 and $126,000, respectively to our ‘as needed’ basis coding and smart-app development firm and other consultants. The coding and smart-app development firm and/or consultants do not perform their function or services pursuant to any formal agreements with the Company. The coding and smart-app development firm has been working with us on a deferral basis and we expect to continue in this manner until we have sufficient financing in place. We do not foresee any time in the near future that we will enter into any formal agreements with these vendors.

Recently Issued Accounting Pronouncements

Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to our unaudited Financial Statements for information regarding new accounting pronouncements.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this Quarterly Report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation of S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Management's Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2017.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm.

This Quarterly Report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1a – Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information. We have elected to include this information as additional disclosure reporting due to our recently completed direct public offering (August 23, 2017).

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Quarterly Report (the “Report”), the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

THE SECURITIES BEING OFFERED INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ THE ENTIRE FILING, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

You should be aware that there are substantial risks for an investment in our common stock. You should carefully consider these risk factors, along with the other information included in the Company’s Registration Statement filed on Form S-1 or this Quarterly Report, before you decide to invest in our common stock.

If any of the following risks were to occur, such as our business, financial condition, results of operations and/or other prospects, any of these could materially affect our likelihood of success. If that happens, the market price of our common stock, if any, could decline, and prospective investors would lose all or part of their investment in our common stock.

Risks Related to the Business

1.The Company has virtually no financial resources. Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The Company is an early stage company with virtually no financial resources. We have negative working capital of $222,058 and a accumulated deficit of $204,897 as of July 31, 2017. Our independent registered public accounting firm’s report included an explanatory paragraph in their opinion on our financial statements as of and for the period ended April 30, 2017 that states that “the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern”. We will be required to seek additional financing beyond amounts received from our recently completed direct public offering. Additional financing sought may be in the form of equity or debt from sources yet to be identified. Once we complete our direct public offering (which we most recently did), most efforts of management will be redirected to the further execution of our business plan and the pursuit of revenue producing activities. Despite the success of our recently completed direct public offering, management will seek additional financing to further pursue and execute on our business plan and the pursuit of revenue producing activities. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain financing needed to continue as a going concern.

Current resources and source of working capital funds, primarily consist of loans from unrelated third parties who are current or former business associates of our founder, President and Chief Executive Officer. These sources we believe to be sufficient to keep our business operations functioning for the next three to nine months. While we do not have a formal agreement with our founder, nor the unrelated third parties to fund the Company’s working capital needs, we believe that our founder’s plan is to perform most of the work required on his own without any cash compensation while he seeks other sources of funding, as well as seek the delay or deferral of payment to third party vendors and unrelated third parties which have currently helped with our working capital needs to date. Much of the initial work on the Company’s software system has been through the efforts of Mr. Ludington, as well as from our use of employees from a reputable coding and smart-app development firm with which we have contracted. We will spend generally between $10,000 and $15,000 per month in operational expenses not related to our recently completed direct public offering. We have not generated any revenues from our operations, and our expenses will continue to accrue or be deferred until sufficient additional financing is obtained. Additional financing may be obtained through our founder, family members of our founder or others familiar with our founder’s professional work experience. To date, the Company received interest free loans and secured the deferral of payment for services from our third party vendors to fund our operations. No assurances can be provided that we will continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

2.The Company is dependent on the services of our founder, whose lack of experience in the technical market and limited availability may cause our business operations to fail or cease; we will need to engage and retain additional qualified employees and/or consultants to further implement our business strategy.

Company’s operations and business strategy is dependent upon the services and business acumen of Mr. Ludington, our founder and Chief Executive Officer. Mr. Ludington is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason, or if he becomes ill and is unable to work for an extended period of time before we hire additional personnel, our operations could fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop and execute our business along the lines described in this Quarterly Report. We would most certainly fail without the services of Mr. Ludington or an appropriate replacement.

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

3.Because we recently commenced operations, we face a high risk of business failure.

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

4.Because we have no saleable product or service, acquired or developed, we face a high risk of business failure.

The Company has not yet acquired or fully developed any product or services that are saleable in the marketplace. We may not be able to acquire or internally develop any product or services in the future because of the lack of funds or financing to do so. In order for us to fully develop or acquire any products or services, we must be able to secure the necessary financing, beyond just the proceeds of our recently completed direct public offering. In the early stages of our operations, we intend to keep costs to a minimum. The cost to develop our product or services as currently outlined will be in excess of $300,000. We have no established source of funds to undertake the business strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and Chief Executive Officer providing most of the administrative and other functions on his own without any cash compensation. We currently use the services of a coding and smart-app development firm with which the Company has been working with on an as “needed basis.” We do not plan to pay them in full or even partially pay them for their services. Any payments that may occur would be over an extended period of time, even once we complete our direct public offering. We currently do not have any specific payment terms with this firm to continue with their services, and we may need to seek the services of another firm to replace them if they require payment for services that we cannot meet at the time. This methodology may result in our product development being extended for another two to three years. We believe that our LTL management information services segment (once developed, if at all) may generate revenues earlier than the LTL service management system products (software) segment (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for the Company’s growth.

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

5.We may not have or ever have the resources or ability to implement and manage our growth strategy.

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

6.We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

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

7.Our reliance on referrals from outside contacts to develop business may not be effective.

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

8.Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

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

9.We will face competition from businesses with significantly greater resources and name recognition.

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

10.Our potential users of our intended software and services operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our business, results of operations and profitability.

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

11.Our intended users business is subject to certain factors that affect the freight delivery business and are largely beyond their control, any of which could have a material adverse effect on our results of operations.

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

12.Our intended users have significant ongoing capital requirements that could adversely affect financial condition, results of operations and cash flows if they are unable to generate sufficient cash from operations.

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

13.There are significant potential conflicts of interest.

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

14.We will need to establish additional relationships with local software coders and information technology (IT) consultants to fully develop and market our company and its intended products and/or services.

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

15.On June 16, 2017 we became subject to the periodic reporting requirements of Section 15(d) of the Exchange Act. This requires us to incur audit and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

16.Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

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

We will not be required to provide an assessment of the effectiveness of internal controls over financial reporting until our second annual report after the completion of our direct public offering. And our auditor’s attestation of management’s evaluation of effectiveness of the internal controls is not required as long as we are an emerging growth company under the Jumpstart Our Business Startups Act and/or a smaller reporting company as that term is defined. Despite these requirements, any delayed implementation of our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated. Investors relying upon this misinformation may make an uninformed investment decision.

17.We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

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

18.The costs of being a public company could result in us being unable to continue as a going concern.

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

19.Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder and Chief Executive Officer.

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

Risks Related to Our Common Stock

20.The Company is selling the shares without an underwriter and may not be able to sell all or any of the shares offered herein.

The shares of common stock are being offered on our behalf by Mr. Ludington, our founder and Chief Executive Officer, on a best-efforts basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any shares of common stock. There are no firm commitments to purchase any of the shares in our recently completed direct public offering. Consequently, there is no guarantee that the Company, through our founder, is capable of selling all, or any, of the shares of common stock offered hereby. The sale of only a small number of shares of common stock increases the likelihood of no market ever developing for our common stock.

21.Since there is no minimum for our Offering, if only a few persons purchase shares of our common stock they will lose their money without us being able to develop a market for our shares.

Since there is no minimum with respect to the number of shares of common stock to be sold directly by the Company in our direct public offering, if only a few shares are sold, we will be unable to even attempt to create a public market of any kind for our shares. In such an event, it is highly likely that the entire investment of shareowners in our common stock would be lost. Even if all of the shares of common stock in our direct public offering are purchased, we could have the same result.

22.The Offering price of our common stock has been determined arbitrarily.

The price of our common stock in our recently completed direct public offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of our recently completed direct public offering price as determined by management. As a result, the price of the shares of common stock in our recently completed direct public offering may not reflect the value perceived by the market. There can be no assurance that the shares of common stock offered hereby are worth the price for which they are offered and investors may, therefore, lose a portion or all of their investment.

23.Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (78,000,000) shares assuming the sale of 7,000,000 shares in our recently completed direct public offering. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

24.The proposed aggregate proceeds of our recently completed direct public offering are slightly more than the estimated costs of our recently completed direct public offering, so the Company will receive little or no economic benefit from the completion of our recently completed direct public offering.

The proposed maximum aggregate proceeds of our recently completed direct public offering ($70,000) are more than the proposed costs to complete our recently completed direct public offering ($30,000). Currently the costs of our recently completed direct public offering are estimated, however these costs could actually rise through delay and other conditions that are out of our control. We may, therefore, receive no financial benefit from the completion of our recently completed direct public offering and may have to pay for some of the costs of our recently completed direct public offering from the proceeds of operations or from other sources such as loans from officers or from related and non-related parties.

25.The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance management’s ability to maintain control of our company.

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

26.Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

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

27.Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this Quarterly Report, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. While a market maker has been formerly approached to file an application with FINRA on our behalf, they may not be successful. The market maker is expected to file that application in order to be able to quote our shares of common stock on the OTCBB maintained by FINRA. This market maker will only file this application upon the effectiveness of our Registration Statement. There can be no assurance that this market maker’s application, will be accepted by FINRA nor can we estimate as to how much time this application requires. We are not permitted to file such application on our own behalf. If this application is accepted by FINRA, there can be no assurances as to whether –

(i)any market for our shares will develop;

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

28.Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

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

29.The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

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

30.Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible for us to sell shares in those states.

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

31.Our board of directors (consisting of one person, our founder and sole officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate control over us.

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

32.The ability of our founder to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of our recently completed direct public offering, our founder will beneficially own an aggregate of 68% of our outstanding common stock assuming the sale of all shares being registered. Because of his beneficial stock ownership, our founder will continue to be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our founder. This level of control may also have an adverse impact on the market value of our shares because our founder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community, or may sell sufficient numbers of shares to significantly decrease our price per share.

33.All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

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

All 15,000,000 issued and outstanding shares of our common stock are owned by our founder, which consists of 11,000,000 and 4,000,000 shares issued for organizational services and intangible assets, respectively, which may be sold commencing one year from the date our recently completed direct public offering is completed.

34.We do not expect to pay cash dividends in the foreseeable future.

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

35.Because we are not subject to compliance rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

36.You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

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

37.If we are designated a shell company your ability to resell your shares would be limited.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the period covered by this quarterly report.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

The following documents for Freight Solution, Inc. are filed as an integral part of this Quarterly Report on Form 10-Q and may be included by reference as listed below:

3.1*	Articles of Incorporation
3.2*	By-Laws
14.1*	Code of Business Conduct and Ethics, Freight Solution, Inc.
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

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

FREIGHT SOLUTION, INC.
(Registrant)

Date: September 14, 2017	By:	/s/ Shane Ludington
Shane Ludington
Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Shane Ludington Shane Ludington	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 14, 2017