Form 10-Q
period 2017-10-31
FREIGHT SOLUTION INC
filed 2017-12-11
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X].QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended October 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company	[X]

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of December 11, 2017 was 22,000,000 shares.

FREIGHT SOLUTION, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)	3

	Balance Sheets of Freight Solution, Inc. at October 31, 2017 (Unaudited) and April 30, 2017 (Audited)	3

	Statements of Operations of Freight Solution, Inc. for the Six Months and Three Months Ended October 31, 2017 and 2016 (Unaudited)	4

	Statements of Stockholders Deficit for the Six Months Ended October 31, 2017 (Unaudited) and for the Period April 28, 2016 (Inception) Through April 30, 2017 (Audited)	5

	Statement of Cash Flows of Freight Solution, Inc. for the Six Months Ended October 31, 2017 and 2016 (Unaudited)	6

	Notes to the Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1.Interim Financial Statements (unaudited)

FREIGHT SOLUTION, INC.

BALANCE SHEETS

	As of October 31, 2017	As of April 30, 2017
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:

Cash	$13,456	$2,016
Prepaid expense	19,140	3,827
Total Current Assets	32,596	5,843

Intangible assets, net	-	-

Deferred offering costs	-	26,173

TOTAL ASSETS	$32,596	$32,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$215,600	$125,900
Nonrelated party loans	19,269	43,371
TOTAL LIABILITIES	234,869	169,271

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,000,000 and 15,000,000 shares issued and outstanding as of October 31, 2017 and April 30, 2017, respectively	22,000	15,000
Additional paid in capital	28,839	-
Accumulated deficit	(253,112)	(152,255)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(202,273)	(137,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,596	$32,016

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENTS OF OPERATIONS

	For the three month period ended October 31, 2017	For the three month period ended October 31, 2016
	(unaudited)	(unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Development costs – internal use software	22,000	14,400
Administrative and other costs	19,215	12,100
Amortization expense	-	1,000
Legal and professional fees	7,000	5,000
Loss before income tax	48,215	32,500

Provision for income tax	-	-
Net loss	$(48,215)	$(32,500)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	20,402,174	15,000,000

	For the six month period ended October 31, 2017	For the six month period ended October 31, 2016
	(unaudited)	(unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Development costs – internal use software	47,600	28,400
Administrative and other costs	46,257	22,500
Amortization expense	-	2,000
Legal and professional fees	7,000	5,000
Loss before income tax	100,857	57,900

Provision for income tax	-	-
Net loss	$(100,857)	$(57,900)
Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic and diluted	17,701,087	15,000,000

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance – April 28, 2016 (date of inception) shares issued for organizational services – officers compensation	11,000,000	$ 11,000	$ -	$ -	$ 11,000

Shares issued for intangible assets – April 29, 2016	4,000,000	4,000	-	-	4,000

Net loss	-	-	-	(19,262)	(19,262)

Balance – April 30, 2016 (audited)	15,000,000	15,000	-	(19,262)	(4,262)

Net loss	-	-	-	(132,993)	(132,993)

Balance – April 30, 2017 (audited)	15,000,000	15,000	-	(152,255)	(137,255)

Shares issued pursuant to direct public offering – August 29, 2017, net of deferred offering costs of $34,161	7,000,000	7,000	28,839	-	35,839

Net loss	-	-	-	(100,857)	(100,857)

Balance – October 31, 2017 (unaudited)	22,000,000	$ 22,000	$ 28,839	$ (253,112)	$ (202,273)

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENTS OF CASH FLOWS

	For the six month period ended October 31, 2017	For the six month period ended October 31, 2016
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(100,857)	$(57,900)
Amortization	-	2,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(15,313)	(6,500)
Change in deferred offering costs	(7,988)	(13,500)
Change in accounts payable	89,700	50,900
Net Cash (Used in) Operating Activities	(34,458)	(25,000)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	70,000	-
Payments on nonrelated party loans	(48,500)	-
Loans from nonrelated parties	24,398	31,100
Net Cash Provided by Financing Activities	45,898	31,100
CHANGE IN CASH	11,440	6,100
CASH AT BEGINNING OF PERIOD	2,016	-
CASH AT END OF PERIOD	$13,456	$6,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash operating activities:
Offset deferred offering costs against additional paid in capital	$34,161	$-

See notes to financial statements.

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017 (UNAUDITED)

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

Interim financial statements (October 31, 2017 (unaudited)) and basis of presentation

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. There were no cash equivalents as of October 31, 2017 and April 30, 2017, respectively.

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

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017 (UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the six months ended October 31, 2017 or 2016, respectively.

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

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017 (UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of April 30, 2017 and October 31, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the six month periods ended October 31, 2017 and 2016, respectively, no income tax expense was recorded.

Recent pronouncements

The Company evaluated recent accounting pronouncements through October 31, 2017 and believe that none of them would have a material effect on the Company’s financial statements. Management also believes that other recently issued, but not yet effective accounting pronouncements, if adopted, would again not have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its direct public offering. As a result, the Company incurred accumulated net losses for the period April 28, 2016 (date of inception) through October 31, 2017 totaling $253,112. Negative working capital for the Company as of October 31, 2017 was $202,273. The Company’s activities and the payment of such activities has been primarily through debt financing and through the deferral of accounts payable and other expenses.

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

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017 (UNAUDITED)

NOTE 4 – INTANGIBLE ASSETS (continued)

Intangible assets includes the following:

	October 31, 2017	April 30, 2017
	(unaudited)	(audited)
Intangible assets consisting of certain development costs and purchased software	$4,000	$4,000
Less: Accumulated amortization	(4,000)	(4,000)
Net property and equipment	$-	$-

For the six month period ended October 31, 2016 we recognized $2,000 in amortization expense. Intangible assets were placed in service by us on April 29th, 2016. The Company amortized these assets over a period of twelve (12) months which has been deemed its useful life. As of October 31, 2017 these assets were fully amortized.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company recorded compensation expense of $11,000 from the issuance of common stock to its founder for organizational services. This expense was recorded during our initial reporting period April 28, 2016 (inception) through April 30, 2016. The Company recorded its purchase of $4,000 in intangible assets from its founder on April 29, 2016 (see Note 4 - Intangible Assets).

No related party transactions occurred during the six months ended October 31, 2017.

NOTE 6 – NONRELATED PARTY NOTES PAYABLE

As of and through October 31, 2017, the Company executed several promissory notes with nonrelated parties in the aggregate of $59,871 of which $19,269 was outstanding at the end of the period. The unsecured promissory notes bear interest at 0% per annum and are due and payable upon demand. The Company in connection with its direct public offering repaid $48,500 in principal on two unrelated party notes. The two loans were unsecured and carried no interest rate or specific repayment terms

NOTE 7 – INCOME TAXES

At October 31, 2017, the Company had a net operating loss carryforward of $253,112, which begins to expire in 2035.

Components of net deferred tax asset, including a valuation allowance. These amounts are as follows for October 31, 2017 and April 30, 2017, respectively:

	October 31, 2017	April 30, 2017
Deferred tax asset:	(unaudited)	(audited)
Net operating loss carryforward	$88,589	$53,289
Total deferred tax asset	88,589	53,289
Less: Valuation allowance	(88,589)	(53,289)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of October 31, 2017 and April 30, 2017 was $88,589 and $53,289, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized and recognized a full valuation allowance for each period presented.

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017 (UNAUDITED)

NOTE 7 – INCOME TAXES (continued)

Reconciliation between statutory rate and the effective tax rate for both periods then ended and as of October 31, 2017 and April 30, 2017:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.00%

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

On August 23, 2017 the Company completed its direct public offering. The offering was conducted through a registration statement filed on Form S-1. The Company issued 7,000,000 shares of its common stock to 34 investors. The investors paid $0.01 per share for a combined investment of $70,000.

Deferred offering costs

Deferred offering expense consisted of accounting fees, legal fees and other fees incurred through the balance sheet date related to our direct public offering. Upon completion of our direct public offering we offset deferred offering costs of $34,161 against net offering proceeds of $70,000. We recorded an offset of $34,161 in costs against additional paid in capital during the period.

As of October 31, 2017 and April 30, 2017, there were 22,000,000 and 15,000,000 shares of common stock issued and outstanding, respectively. No shares of preferred stock have been issued for either of the periods.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of October 31, 2017 through the date the financial statements were issued. The following occurred:

•During November 2017, the Company received an additional $750 in non-related party loans.

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

Operations

We were incorporated on April 28, 2016. Most of our operational activity through October 31, 2017 involved execution of our business plan, business development, coding and smart-app development (for smart phones such as Apple and Android), development of our smart-phone applications for use in a LTL service management system, as well as preparation of the Company’s financial statements, internal controls and corporate governance efforts required in anticipation of our recently completed direct public offering.

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

Result of Operations for the six month period ended October 31, 2017 as Compared to the six month period ended October 31, 2016

Expenses - Expenses for the six month period ended October 31, 2017 were $100,857. Internal use coding and smart-app development costs were $47,600. The Company completely amortized its purchased coding and smart-app development costs over the prior twelve month period ended October 31, 2017. The Company incurred $46,257 in administrative and other costs associated with operations. The Company incurred legal and professional fees of $7,000. These legal and professional costs were not associated with our recently completed direct public offering efforts and therefor expensed. Expenses for the six month period ended October 31, 2016 was $57,900. Internal use coding and smart-app development costs were $28,400. The Company incurred $22,500 in administrative and other costs associated with our operations. The Company amortized $2,000 of its purchased coding and smart-app development costs. The Company incurred legal and professional fees of $5,000. Expenses for the six month period ended October 31, 2017 are significantly higher than expenses for the six month period ended October 31, 2016, and are not necessarily indicative of a full years operations for the Company’s business due to its recently completed public offering.

Loss before provision for income taxes - Loss before provision for incomes taxes for the six month period ended October 31, 2017 was $100,857. Loss before provision for incomes taxes for the six month period ended October 31, 2016 was $57,900. We recorded no provision for federal or state income taxes for either period. We have not generated any revenues from our intended LTL service management products or LTL management information services.

Basic and diluted loss per share - Basic and diluted loss per share for the six month period ended October 31, 2017 was $0.01 per share. Basic and diluted number of shares outstanding was 17,701,087. Basic and diluted loss per share for the six month period ended October 31, 2016 was $0.00 per share. Basic and diluted number of shares outstanding was 15,000,000.

Result of Operations for the three month period ended October 31, 2017 as Compared to the three month period ended October 31, 2016

Expenses - Expenses for the three month period ended October 31, 2017 were $48,215. Internal use coding and smart-app development costs were $22,000. The Company completely amortized its purchased coding and smart-app development costs over the prior twelve month period ended October 31, 2017. The Company incurred $19,215 in administrative and other costs associated with operations. The Company incurred legal and professional fees of $7,000. These legal and professional costs were not associated with our recently completed direct public offering efforts and therefor expensed. Expenses for the three month period ended October 31, 2016 was $32,500. Internal use coding and smart-app development costs were $14,400. The Company incurred $12,100 in administrative and other costs associated with our operations. The Company amortized $1,000 of its purchased coding and smart-app development costs. The Company incurred legal and professional fees of $5,000. Expenses for the three month period ended October 31, 2017 are significantly higher than expenses for the three month period ended October 31, 2016, and are not necessarily indicative a full years operations for the Company’s business due to its recently completed public offering.

Loss before provision for income taxes - Loss before provision for incomes taxes for the three month period ended October 31, 2017 was $48,215. Loss before provision for incomes taxes for the three month period ended October 31, 2016 was $32,500. We recorded no provision for federal or state income taxes for either period. We have not generated any revenues from our intended LTL service management products or LTL management information services.

Basic and diluted loss per share - Basic and diluted loss per share for the three month period ended October 31, 2017 was $0.00 per share. Basic and diluted number of shares outstanding was 20,402,174. Basic and diluted loss per share for the three month period ended October 31, 2016 was $0.00 per share. Basic and diluted number of shares outstanding was 15,000,000.

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

As of October 31, 2017 and April 30, 2017, respectively, we owed approximately $235,000 and $169,000 in connection with coding and smart-app development costs incurred, consulting services due and owing. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of October 31, 2017. Based on the foregoing we exist month to month primarily on the ability of our founder to negotiate either the delay of or payment plans to be put in place with respect to our expenses. Our current use of funds in operations is $5,000 to $6,000 per month, with a deferral of $10,000 to $12,500 per month for certain other expenses related to our software developers and other.

As of October 31, 2017 and April 30, 2017, we owed $19,269 and $43,371 in connection with interest-free demand loans from several unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

As of October 31, 2017 and April 30, 2017, we owed $216,000 and $126,000, respectively to our ‘as needed’ basis coding and smart-app development firm and other consultants. The coding and smart-app development firm and/or consultants do not perform their function or services pursuant to any formal agreements with the Company. The coding and smart-app development firm has been working with us on a deferral basis and we expect to continue in this manner until we have sufficient financing in place. We do not foresee any time in the near future that we will enter into any formal agreements with these vendors.

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

Item 4. Controls and Procedures

Management's Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2017.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should be aware that there are substantial risks for an investment in our common stock. You should carefully consider these risk factors, along with the other information included in the Company’s Registration statement filed on Form S-1, its Annual Report filed on Form 10-K or this Quarterly Report, before you decide to invest in our common stock.

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

The Company is an early stage company with virtually no financial resources. We have negative working capital of $202,273 and accumulated deficit of $253,112 as of October 31, 2017. Our independent registered public accounting firm’s report included an explanatory paragraph in their opinion on our financial statements as of and for the period ended April 30, 2017 that states that “the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern”. We will be required to seek additional financing beyond amounts received from our recently completed direct public offering. Additional financing sought may be in the form of equity or debt from sources yet to be identified. Once we complete our direct public offering (which we most recently did), most efforts of management will be redirected to the further execution of our business plan and the pursuit of revenue producing activities. Despite the success of our recently completed direct public offering, management will seek additional financing to further pursue and execute on our business plan and the pursuit of revenue producing activities. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain financing needed to continue as a going concern.

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

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Ludington specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other business entities) would be presented by him solely to the Company. A copy of this agreement was filed as Exhibit 10.1 to our Form S-1 registration statement.

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

Risks Related to Our Common Stock

20.The Company sold shares without the assistance of an underwriter.

Our shares of common stock were offered on our behalf by Mr. Ludington, our founder and Chief Executive Officer, on a best-efforts basis. No broker-dealer was retained as an underwriter and no broker-dealer was under any obligation to purchase any shares of common stock. There were no firm commitments to purchase any of the shares. The sale of a small number of shares of common stock increases the likelihood of no market ever developing for our common stock.

21.Only a few persons purchased shares of our common stock; they may lose their entire investment without us being able to develop a market for our shares.

While all of our offering was sold, a limited number of investors purchased our shares, despite this we may be unable to create a public market of any kind for the shares sold. In such an event, it is highly likely that the entire investment of by investors in our common stock would be lost.

22.Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (78,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

23.The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance management’s ability to maintain control.

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

24.Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

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

25.Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to this Quarterly Report, there has not been any established trading market for our common stock, and no public market whatsoever for our securities. While a market maker has been formerly approached to file an application with FINRA on our behalf, they may not be successful. The market maker is expected to file that application in order to be able to quote our shares of common stock on the OTCBB maintained by FINRA. This market maker will only file this application upon the effectiveness of our registration statement. There can be no assurance that this market maker’s application, will be accepted by FINRA nor can we estimate as to how much time this application requires. We are not permitted to file such application on our own behalf. If this application is accepted by FINRA, there can be no assurances as to whether –

(i)any market for our shares will develop;

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

26.Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks may create a lack of liquidity and make trading difficult or impossible.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•the basis on which the broker or dealer made the suitability determination; and

•the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

27.The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

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

28.Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible for us to sell shares in those states.

Currently there is no established public market for our common stock, there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 18 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

29.Our board of directors (consisting of one person, our founder and sole officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate control over us.

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

30.The ability of our founder to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our founder owns an aggregate of 68% of our outstanding common stock. Because of his beneficial stock ownership, our founder continues to be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our founder. This level of control may also have an adverse impact on the market value of our shares because our founder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community, or may sell sufficient numbers of shares to significantly decrease our price per share.

31.A significant amount of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

Most of the presently outstanding shares of common stock (15,000,000 shares of 22,000,000 shares of common stock) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 15,000,000 issued and outstanding shares of our restricted common stock are owned by our founder, which consists of 11,000,000 and 4,000,000 shares issued for organizational services and intangible assets, respectively, which may be sold commencing one year from the date our offering was completed.

32.We do not expect to pay cash dividends in the foreseeable future.

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

33.Because we are not subject to compliance rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

34.You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

The date our registration statement became effective, we were automatically subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which shall be immediately available to the public for inspection and copying. In the event that during the year that our registration statement became effective (which occurred on June 15, 2017), these reporting obligations may be automatically suspended by us under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). Again if this action occurs after the year in which our registration statement becomes effective (after June 15, 2018), we may be no longer be obligated to file such periodic reports with the SEC and therefore access to our business information could be even more restricted. After our registration statement filed on Form S-1 became effective (June 15, 2017), we are required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. Access to information regarding our business and operations will be limited.

35.If we are designated a shell company your ability to resell your shares would be limited.

A significant portion of our presently issued and outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

FREIGHT SOLUTION, INC.
(Registrant)

Date: December 11, 2017	By:	/s/ Shane Ludington
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

Signatures	Title(s)	Date

/s/ Shane Ludington Shane Ludington	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 11, 2017