Form 10-Q
period 2018-01-31
FREIGHT SOLUTION INC
filed 2018-03-09
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended January 31, 2018

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of March 9, 2018 was 22,000,000 shares.

FREIGHT SOLUTION, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)	4

	Balance Sheets of Freight Solution, Inc. at January 31, 2018 (Unaudited) and April 30, 2017 (Audited)	4

	Statements of Operations of Freight Solution, Inc. for the Nine Months and Three Months Ended January 31, 2018 and 2017 (Unaudited)	5

	Statements of Stockholders Deficit for the Nine Months Ended January 31, 2018 (Unaudited) and for the Period April 28, 2016 (Inception) Through April 30, 2017 (Audited)	6

	Statement of Cash Flows of Freight Solution, Inc. for the Nine Months Ended January 31, 2018 and 2017 (Unaudited)	7

	Notes to the Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1.Interim Financial Statements (unaudited)

FREIGHT SOLUTION, INC.

BALANCE SHEETS

	As of January 31, 2018	As of April 30, 2017
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:

Cash	$9,142	$2,016
Prepaid expense	202	3,827
Total Current Assets	9,344	5,843

Intangible assets, net	-	-

Deferred offering costs	-	26,173

TOTAL ASSETS	$9,344	$32,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$247,000	$125,900
Nonrelated party loans	18,538	43,371
TOTAL LIABILITIES	265,538	169,271

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,000,000 and 15,000,000 shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	22,000	15,000
Additional paid in capital	28,839	-
Accumulated deficit	(307,033)	(152,255)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(256,194)	(137,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,344	$32,016

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENTS OF OPERATIONS

	For the three month period ended January 31, 2018	For the three month period ended January 31, 2017
	(unaudited)	(unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Development costs – internal use software	22,400	14,400
Administrative and other costs	26,521	6,642
Amortization expense	-	1,000
Legal and professional fees	5,000	-
Loss before income tax	53,921	22,042

Provision for income tax	-	-
Net loss	$(53,921)	$(22,042)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	22,000,000	15,000,000

	For the nine month period ended January 31, 2018	For the nine month period ended January 31, 2017
	(unaudited)	(unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Development costs – internal use software	70,000	42,800
Administrative and other costs	74,778	29,142
Amortization expense	-	3,000
Legal and professional fees	10,000	5,000
Loss before income tax	154,778	79,942

Provision for income tax	-	-
Net loss	$(154,778)	$(79,942)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	19,134,058	15,000,000

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance – April 28, 2016 (date of inception) shares issued for organizational services – officers compensation	11,000,000	$ 11,000	$ -	$ -	$ 11,000

Shares issued for intangible assets – April 29, 2016	4,000,000	4,000	-	-	4,000

Net loss	-	-	-	(19,262)	(19,262)

Balance – April 30, 2016 (audited)	15,000,000	15,000	-	(19,262)	(4,262)

Net loss	-	-	-	(132,993)	(132,993)

Balance – April 30, 2017 (audited)	15,000,000	15,000	-	(152,255)	(137,255)

Shares issued pursuant to direct public offering – August 29, 2017, net of deferred offering costs of $34,161	7,000,000	7,000	28,839	-	35,839

Net loss for the nine months ended January 31, 2018 (unaudited)	-	-	-	(154,778)	(154,778)

Balance – January 31, 2018 (unaudited)	22,000,000	$ 22,000	$ 28,839	$ (307,032)	$ (256,194)

See notes to financial statements.

FREIGHT SOLUTION, INC.

STATEMENTS OF CASH FLOWS

	For the nine month period ended January 31, 2018 (unaudited)	For the nine month period ended January 31, 2017 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(154,778)	$(79,942)
Amortization	-	3,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	3,625	(6,500)
Change in deferred offering costs	(7,988)	(23,500)
Change in accounts payable	121,100	71,900
Net Cash (Used in) Operating Activities	(38,041)	(35,042)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	70,000	-
Payments on nonrelated party loans	(59,800)	-
Loans from nonrelated parties	34,967	36,100
Net Cash Provided by Financing Activities	45,167	36,100
CHANGE IN CASH	7,126	1,058
CASH AT BEGINNING OF PERIOD	2,016	-
CASH AT END OF PERIOD	$9,142	$1,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash operating activities:
Offset of deferred offering costs against additional paid in capital	$34,161	$-

See notes to financial statements.

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018 (UNAUDITED)

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

Interim financial statements (January 31, 2018 (unaudited)) and basis of presentation

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. There were no cash equivalents as of January 31, 2018 and April 30, 2017, respectively.

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

JANUARY 31, 2018 (UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the nine months ended January 31, 2018 or 2017, respectively.

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

JANUARY 31, 2018 (UNAUDITED)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of April 30, 2017 and January 31, 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the nine month periods ended January 31, 2018 and 2017, respectively, no income tax expense was recorded.

Recent pronouncements

The Company evaluated recent accounting pronouncements through January 31, 2018 and believe that none of them would have a material effect on the Company’s financial statements. Management also believes that other recently issued, but not yet effective accounting pronouncements, if adopted, would again not have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its direct public offering. As a result, the Company incurred accumulated net losses for the period April 28, 2016 (date of inception) through January 31, 2018 totaling $307,032. Negative working capital for the Company as of January 31, 2018 was $256,194. The Company’s activities and the payment of such activities has been primarily through debt financing and through the deferral accounts payable and other expenses.

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

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018 (UNAUDITED)

NOTE 4 – INTANGIBLE ASSETS (continued)

Intangible assets includes the following:

	January 31, 2018	April 30, 2017
	(unaudited)	(audited)
Intangible assets consisting of certain development costs and purchased software	$4,000	$4,000
Less: Accumulated amortization	(4,000)	(4,000)
Net property and equipment	$-	$-

For the nine month period ended January 31, 2017 we recognized $2,000 in amortization expense. Intangible assets were placed in service by us on April 29th, 2016. The Company amortized these assets over a period of twelve (12) months which has been deemed its useful life. As of January 31, 2018 these assets were fully amortized.

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

No related party transactions occurred during the nine months ended January 31, 2018.

NOTE 6 – NONRELATED PARTY NOTES PAYABLE

As of and through January 31, 2018, the Company executed several promissory notes with nonrelated parties in the aggregate of $68,871 of which $18,538 was outstanding at the end of the period. The unsecured promissory notes bear interest at 0% per annum and are due and payable upon demand. The Company in connection with its direct public offering repaid $59,800 in principal on two unrelated party notes. The two loans were unsecured and carried no interest rate or specific repayment terms

NOTE 7 – INCOME TAXES

At January 31, 2018, the Company had a net operating loss carryforward of $307,032, which begins to expire in 2035.

Components of net deferred tax asset, including a valuation allowance. These amounts are as follows for January 31, 2018 and April 30, 2017, respectively:

	January 31, 2018	April 30, 2017
Deferred tax asset:	(unaudited)	(audited)
Net operating loss carryforward	$107,461	$53,289
Total deferred tax asset	107,461	53,289
Less: Valuation allowance	(107,461)	(53,289)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of January 31, 2018 and April 30, 2017 was $107,461 and $53,289, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized and recognized a full valuation allowance for each period presented.

FREIGHT SOLUTION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018 (UNAUDITED)

NOTE 7 – INCOME TAXES (continued)

Reconciliation between statutory rate and the effective tax rate for both periods then ended and as of January 31, 2018 and April 30, 2017:

Federal statutory rate	(35.0) %
State taxes, net of federal benefit	(0.00) %
Change in valuation allowance	35.0%
Effective tax rate	0.0%

Effective income tax rate and new tax law. Our effective income tax rate was (0.0%) for the three-month and nine-month period ended January 31, 2018. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re-measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as the change represents a discrete item for purposes of income tax accounting. The re-measurement of deferred tax liabilities at the lower enacted corporate tax rate resulted in no current difference in income tax expense. We are still in process of evaluating the income tax effect of the Act with respect to any other limitations that will be effective for our fiscal year 2019.

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

Deferred offering costs

Deferred offering expense consisted of accounting fees, legal fees and other fees incurred through the balance sheet date related to our direct public offering. Upon completion of our direct public offering we offset deferred offering costs of $34,161 against net offering proceeds of $70,000. We recorded an offset of approximately $34,000 in costs against additional paid in capital during the period.

As of January 31, 2018 and April 30, 2017, there were 22,000,000 and 15,000,000 shares of common stock issued and outstanding, respectively. No shares of preferred stock have been issued for either of the periods.

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

Operations

We were incorporated on April 28, 2016. Most of our operational activity through January 31, 2018 involved execution of our business plan, business development, coding and smart-app development (for smart phones such as Apple and Android), development of our smart-phone applications for use in a LTL service management system, as well as preparation of the Company’s financial statements, internal controls and corporate governance efforts required in anticipation of our recently completed direct public offering.

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

Result of Operations for the nine month period ended January 31, 2018 as Compared to the nine month period ended January 31, 2017

Expenses - Expenses for the nine month period ended January 31, 2018 were $154,778. Internal use coding and smart-app development costs were $70,000. The Company completely amortized its purchased coding and smart-app development costs over the prior twelve month period ended January 31, 2018. The Company incurred $74,778 in administrative and other costs associated with operations. The Company incurred legal and professional fees of $10,000. These legal and professional costs were not associated with our recently completed direct public offering efforts and therefor expensed. Expenses for the nine month period ended January 31, 2017 was $79,942. Internal use coding and smart-app development costs were $42,800. The Company incurred $29,142 in administrative and other costs associated with our operations. The Company amortized $3,000 of its purchased coding and smart-app development costs. The Company incurred legal and professional fees of $5,000. Expenses for the nine month period ended January 31, 2018 are significantly higher than expenses for the nine month period ended January 31, 2017, and are not necessarily indicative of a full years operations for the Company’s business due to its recently completed public offering.

Loss before provision for income taxes - Loss before provision for incomes taxes for the nine month period ended January 31, 2018 was $154,778. Loss before provision for incomes taxes for the nine month period ended January 31, 2017 was $79,942. We recorded no provision for federal or state income taxes for either period. We have not generated any revenues from our intended LTL service management products or LTL management information services.

Basic and diluted loss per share - Basic and diluted loss per share for the nine month period ended January 31, 2018 was $0.01 per share. Basic and diluted number of shares outstanding was 19,134,058. Basic and diluted loss per share for the nine month period ended January 31, 2017 was $0.01 per share. Basic and diluted number of shares outstanding was 15,000,000.

Result of Operations for the three month period ended January 31, 2018 as Compared to the three month period ended January 31, 2017

Expenses - Expenses for the three month period ended January 31, 2018 were $53,921. Internal use coding and smart-app development costs were $22,400. The Company completely amortized its purchased coding and smart-app development costs over the prior twelve month period ended January 31, 2018. The Company incurred $26,521 in administrative and other costs associated with operations. The Company incurred legal and professional fees of $5,000. These legal and professional costs were not associated with our recently completed direct public offering efforts and therefor expensed. Expenses for the three month period ended January 31, 2017 was $22,042. Internal use coding and smart-app development costs were $14,400. The Company incurred $6,642 in administrative and other costs associated with our operations. The Company amortized $1,000 of its purchased coding and smart-app development costs. Expenses for the three month period ended January 31, 2018 are significantly higher than expenses for the three month period ended January 31, 2017, and are not necessarily indicative a full years operations for the Company’s business due to its recently completed public offering.

Loss before provision for income taxes - Loss before provision for incomes taxes for the three month period ended January 31, 2018 was $53,921. Loss before provision for incomes taxes for the three month period ended January 31, 2017 was $22,042. We recorded no provision for federal or state income taxes for either period. We have not generated any revenues from our intended LTL service management products or LTL management information services.

Basic and diluted loss per share - Basic and diluted loss per share for the three month period ended January 31, 2018 was $0.00 per share. Basic and diluted number of shares outstanding was 22,000,000. Basic and diluted loss per share for the three month period ended January 31, 2017 was $0.00 per share. Basic and diluted number of shares outstanding was 15,000,000.

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

As of January 31, 2018 and April 30, 2017, respectively, we owed approximately $266,000 and $169,000 in connection with coding and smart-app development costs incurred, consulting services due and owing. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of January 31, 2018. Based on the foregoing we exist month to month primarily on the ability of our founder to negotiate either the delay of or payment plans to be put in place with respect to our expenses. Our current use of funds in operations is between $5,000 and $6,000 per month, with a deferral of $10,000 to $12,500 per month for certain other expenses related to our software developers and other.

As of January 31, 2018 and April 30, 2017, we owed $18,538 and $43,371 in connection with interest-free demand loans from several unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

As of January 31, 2018 and April 30, 2017, we owed $247,000 and $126,000, respectively to our ‘as needed’ basis coding and smart-app development firm and other consultants. The coding and smart-app development firm and/or consultants do not perform their function or services pursuant to any formal agreements with the Company. The coding and smart-app development firm has been working with us on a deferral basis and we expect to continue in this manner until we have sufficient financing in place. We do not foresee any time in the near future that we will enter into any formal agreements with these vendors.

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

Item 4. Controls and Procedures

Management's Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company is an early stage company with virtually no financial resources. We have negative working capital of $256,194 and accumulated deficit of $307,033 as of January 31, 2018. Our independent registered public accounting firm’s report included an explanatory paragraph in their opinion on our financial statements as of and for the period ended April 30, 2017 that states that “the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern”. We will be required to seek additional financing beyond amounts received from our recently completed direct public offering. Additional financing sought may be in the form of equity or debt from sources yet to be identified. Once we complete our direct public offering (which we most recently did), most efforts of management will be redirected to the further execution of our business plan and the pursuit of revenue producing activities. Despite the success of our recently completed direct public offering, management will seek additional financing to further pursue and execute on our business plan and the pursuit of revenue producing activities. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain financing needed to continue as a going concern.

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

FREIGHT SOLUTION, INC.
(Registrant)

Date: March 9, 2018	By:	/s/ Shane Ludington
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

Signatures	Title(s)	Date

/s/ Shane Ludington Shane Ludington	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 9, 2018