Form 10-K
period 2018-04-30
QUANTA INC
filed 2018-08-15
CIK 1691430

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-216960

Commission file number

Quanta, Inc.

(formerly known as Freight Solution, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	81-2749032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. 9th Street, 12B, Los Angeles, CA	90079
(Address of principal executive offices)	(Zip Code)

(424) 261-2568

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $34,500. The registrant’s last reported sale during that time period was $0.01 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 15, 2018
Common Stock, $0.001 par value per share	40,900,000 shares

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

•the availability and adequacy of capital to support and grow our business;

•economic, competitive, business and other conditions in our local and regional markets;

•actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•competition in our industry;

•changes in our business and growth strategy, capital improvements or development plans;

•the availability of additional capital to support development; and

•other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Effective June 6, 2018, Quanta, Inc., formerly known as Freight Solution, Inc., a Nevada corporation (the “Registrant” or the “Company”) consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with Bioanomaly, Inc., a California corporation d/b/a Quanta (“Quanta”) and Quanta Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into Quanta in a statutory reverse triangular merger (the “Merger”) with Quanta surviving as a wholly-owned subsidiary of the Company.

Quanta is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. Our proprietary technology uses quantum mechanics to increases bio-activity of targeted molecules to enhance the desired effects. We specialize in potentiating rare naturally occurring elements to create impactful and sustainable healing solutions that are as powerful and predictable as pharmaceutical drugs.

We offer our technology as a platform, making it accessible to existing high-quality product makers with existing distribution channels, as well as consumer products. Our mission is to power as many impactful, high-performing wholly organic solutions as possible through a series of licensing and distribution partnerships.

BioAnomaly Inc. was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies in multiple verticals. Our headquarters is located in Los Angeles, California.

Item 1A. Risk Factors.

Risks Related to the Business

Quanta is and will continue to be completely dependent on the services of our Chief Executive Officer and President, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Quanta’s operations and business strategy are completely dependent upon the knowledge and business connections of Eric Rice and Jeffrey Doiron. They are under no contractual obligation to remain employed by us. If any should choose to leave us for any reason or become ill and unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Annual Report on Form 10-K. We will likely fail without the services of our officers or an appropriate replacement(s).

Because we have only recently commenced business operations, we face a high risk of business failure.

The Company was formed in 2016. All of our efforts to date have related to developing our business plan and beginning business activities. Through August 9, 2018, we had limited operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy.

Cannabis remains illegal under Federal law.

Despite the development of a regulated cannabis industry under the laws of certain states, these state laws regulating medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that regulate its use. Although the prior administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the current administration issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinds the Cole Memo which was adopted by the Obama administration as a policy of noninterference with marijuana-friendly state laws. The Sessions Memo shifts federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to decide how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated. There can be no assurance that federal prosecutors will not prosecute and dedicate resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated which may cause states to reconsider their regulation of marijuana which would have a detrimental effect on the marijuana industry. Any such change in state laws based upon the Sessions Memo and the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our stockholders.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services and data that we provide to government regulators, dispensaries, cultivators and consumers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to services provided to participants in the cannabis industry, which could adversely impact us. If the Federal government were to expend its resources on enforcement actions against service providers in the cannabis industry under guidance provided by the Sessions Memo, such actions could have a material adverse effect on our operations, our customers, or the sales of our products.

It is possible that due to the recent Sessions Memo our clients may discontinue the use of our services, our potential source of customers may be reduced and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use and advertise our products, which would be detrimental to the Company. We cannot predict the impact of the Sessions Memo at this time nor can we predict the nature of any future laws, regulations, interpretations or applications including the effect of such additional regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our business is dependent on state laws pertaining to the cannabis industry.

Thirty states allow their citizens to use medical cannabis. In addition, the District of Columbia and eight states (Alaska, California, Colorado, the District of Columbia, Maine, Massachusetts, Nevada, Oregon and Washington) have regulated the sale of cannabis for adult use. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area including, but not limited to, the Sessions Memo. While there may be ample public support for legislative action, numerous factors impact the legislative process. For example, in November 2016, voters in Arizona rejected a ballot initiative that would have permitted the adult-use of cannabis. Further regulation attempts at the state level that create bad public policy could slow or stop further development of the cannabis industry. Any one of these or other factors could slow or halt use of cannabis, which would negatively impact our business.

We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified technical personnel to provide the Company's services. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company's results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified technical personnel.

We may be unable to adequately establish, protect or enforce our intellectual property rights.

Our success depends in part upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish, protect or enforce our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely on a combination of trademark, copyright and trade secret law and contractual obligations to protect our key intellectual property rights, all of which provide only limited protection. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages.

We primarily rely on trade secrets to protect our proprietary technology. Trade secrets may not be protectable if not properly kept confidential. We strive to enter into non-disclosure agreements with our employees, customers, contractors and business partners to limit access to and disclosure of our proprietary information. However, the steps we have taken may not be sufficient to prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. Moreover, others may reverse engineer or independently develop technologies that are competitive to ours or infringe our intellectual property.

Accordingly, despite our efforts, we may be unable to prevent third-parties from using our intellectual property for their competitive advantage. Any such use could have a material adverse effect on our business, results of operations and financial condition. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require a substantial amount of resources and divert our management’s attention.

Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third-parties, who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

•be time-consuming and expensive to defend, whether meritorious or not;

•require us to stop providing products or services that use the technology that allegedly infringes the other party’s intellectual property;

•divert the attention of our technical and managerial resources;

•require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;

•prevent us from operating all or a portion of our business or force us to redesign our products, services or technology platforms, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;

•subject us to significant liability for damages or result in significant settlement payments; or

•require us to indemnify our customers.

Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any litigation could significantly harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our Securities

Our officers and directors currently own a majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current Board of Directors and executive officers, hold approximately 43% of the voting power of the Company’s outstanding voting capital stock. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without the aforementioned consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders.

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTC Markets platform under the symbol “FSIZ.” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTC Markets quotation platform is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

Our common stock may never be listed on a major stock exchange.

We currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A number of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Markets). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share. Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a result of filing the resignation statement, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies. If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities. In addition, any claims or actions could force us to expend significant financial resources to defend our company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any physical location. Quanta currently leases its corporate headquarters and other offices in Los Angeles, California which lease expires in August, 2023. Because our current offices are insufficient in size for current and future operations, the Company plans to seek replacement office space around the Los Angeles area at the time of the expiration of the current lease.

Item 3. Legal Proceedings

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock first became quoted on the OTC Markets under the trading symbol “FSIZ” on January 17, 2018. The following table lists the high and low bid information for our common stock as quoted on the OTC Markets for the fiscal years ended 2018 and 2017, respectively:

Price Range
Quarter Ended	High ($)	Low ($)
April 30, 2018	$3.00	$2.00
January 31, 2018	N/A*	N/A*
October 31, 2017	N/A*	N/A*
July 31, 2017	N/A*	N/A*
April 30, 2017	N/A*	N/A*
January 31, 2017	N/A*	N/A*
October 31, 2016	N/A*	N/A*
July 31, 2016	N/A*	N/A*

* The first trade of common stock occurred in April 2018.

(b) Holders of Our Common Stock

As of the date of filing approximately fifty-five (55) shareholders of record held 40,900,000 shares of our common stock.

(c) Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

(d) Stock Option Grants

To date we have not authorized any shares of common stock for Stock Option Grants.

Transfer Agent and Registrar

The Company’s transfer agency is Action Stock Transfer located at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121. Telephone (801) 274-1088.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Summary of Business

Quanta is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. Our proprietary technology uses quantum mechanics to increases bio-activity of targeted molecules to enhance the desired effects. We specialize in potentiating rare naturally occurring elements to create impactful and sustainable healing solutions that are as powerful and predictable as pharmaceutical drugs.

We offer our technology as a platform, making it accessible to existing high-quality product makers with existing distribution channels, as well as consumer products. Our mission is to power as many impactful, high-performing wholly organic solutions as possible through a series of licensing and distribution partnerships.

BioAnomaly Inc. was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies in multiple verticals. Our headquarters is located in Los Angeles, California.

BUSINESS MODEL

Though we plan to launch a small number of our own products, the Quanta business model is primarily focused on co-branding deals with top-quality product providers makers through our “Powered by Quanta” platform. Our business model is very similar to the “Intel Inside” program. We help top brands in cannabis, anti-aging, health and wellness, stress management, pain management, fitness and brain performance enhancement increase the bio-activity of selected elements within their existing formulas to create new, higher performing product lines. In exchange for access to our technology we collect either monthly fees and or profit share on new revenue created. With regard to cannabis partnerships we do not participate in revenue, we provide our technology and services on a flat monthly fee.

We are currently working with brands that use the following elements in their product lines:

•Turmeric

•Arnica

•Amino Acids

•Lipids

•Plant Proteins

•Cannabinoids

•Stem Cells

•Kratom

•Eucalyptus

•Kanna

ADDRESSABLE MARKETS

Though our initial focus has been cannabis, Quanta has the unique ability to work within any market that leverages plant matter elements for products. The Company is also entering the nutraceutical and phytoceutical industries and has plans to expand into multiple sectors in the coming years.

“POWERED BY QUANTA”

Our “Powered by Quanta” program is a licensing platform designed to integrate our technology into existing top quality products around the globe. Once we align with a brand that meets our criteria of having both great products and large distribution, we install one of our remotely operated machines in their facility. Each time the partner makes product they simply place their materials in the chamber and answer 5 simple questions. This information is then sent to one of our scientists. Once their batch is complete, we notify the partner to remove it from the machine. They then place “Powered by Quanta” on their products and collect a premium. 100% of our machines are run remotely on a dedicated fiber optic line for quality control, security and ease of use for our partners. Currently each machine can polarize 7.5 liters of oils every 4.25 hours.

GROWTH STRATEGY

Licensing

Our current focus is solidifying licensing/co-branding partnerships with the top companies in the cannabis sector, though we are entering into multiple other markets as well. In the cannabis industry we are focused on working with high quality THC brands. This allows us to offer the public a standardized experience with higher energy and lower side effects without having to become a licensed cannabis company. Both recreational and medicinal THC brands are starting to realize the importance of market differentiation a need for a standardized consumer experience. We are offering limited licenses in legal states. We are also looking to work with a small, select group of top CBD brands with large distribution and solid reputations.

CBD Products

Our technology significantly increases the bio-activity of CBD which we believe puts us in a strong position for the future. We will work with top brands, but we will also be offering our own hemp derived CBD products online and in traditional stores. Currently we are preparing to launch our fast-acting and high performing CBD Muscle Rub nationwide.

MARKETING AND DISTRIBUTION

We offer a scientific solution that is difficult for the public to understand, which makes education a large part of the marketing plan for Quanta. We plan to launch campaigns to offer free samples of our products in exchange for consumer information to build lists and eCommerce revenues. We believe the best way to sell Quanta’s products is to have people try them and feel the difference.

We are focused on influencer marketing, traditional and digital media, internet marketing and product placement as a primary means of marketing for Quanta. We believe that high quality content in conjunction with pre-built digital distribution will be the best value for the dollar. We have solidified and are currently solidifying partnerships with very visible influencers and celebrities to help with awareness and digital distribution. We have also partnered with some of the top names in PR to create traditional media exposure opportunities.

PRODUCTS AND SERVICES

Polarization Technology Licensing.

The Company owns proprietary technology that uses frequency training to improve the performance of cannabinoids and other natural elements. For tetrahydrocannabinol or “THC” products our core technology provides very specific advantages for partner brands such as increased energy and greatly reduced side effects (paranoia, anxiety, laziness and loss of cognitive functions) while standardizing the overall THC consumer experience. And for CBD products we offer increased time to activation, increased duration of performance and

The Company intends to monetize this intellectual property through licensing agreements in conjunction with cannabis brands that adhere to state medical and recreational marijuana laws as well as establish business relationships with scientific research organizations to develop biologic applications based upon specific plant research and development methodologies.

The Company owns intellectual property (recipes and process/methods) for use in medical marijuana topicals, edibles, vape, sub-lingual and lozenges. The Company's proprietary muscle rub is unlike other topicals of which may take up to an hour or more to take effect. Based upon preliminary results, our muscle rub generally takes effect within a period of 1-3 minutes. We believe the rapid acting characteristics of our muscle rub will overcome the major obstacle of penetrating the main stream pain and muscle tension relief customer. In addition to the muscle rub, we have other forms of topicals under development that assist with anti-aging, inflammation, sexual performance, testosterone balancing and weight loss.

Objectives

Our current strategy is to seek out new co-branding and licensing opportunities for our intellectual property while constantly looking for new strategic corporate and product acquisitions. We are also focused on developing and acquiring new patents, trade secrets, trademarks and other intellectual property.

Results of Operations

Summary of Key Results

Result of Operations for the year ended April 30, 2018 as Compared to the year ended April 30, 2017

Expenses - Expenses for the year ended April 30, 2018 were $178,954. Internal use coding and smart-app development costs were $85,000. Amortization expense expended by the Company was none. The Company completely amortized its purchased coding and smart-app development costs in a prior period. The Company incurred $28,954 in administrative and other costs associated with operations. The Company incurred legal and professional fees of $65,000. These costs were not associated with our direct public offering efforts and therefor expensed as incurred. Expenses for the year ended April 30, 2017 was $132,993. Internal use coding and smart-app development costs were $74,000. Amortization expense expended by the Company was $4,000. The Company incurred $49,993 in administrative and other costs associated with our operations. The Company incurred legal and professional fees of $5,000 for the year ended April 30, 2017. Expenses for the year ended April 30, 2018 are significantly higher than expenses for the year ended April 30, 2017.

Loss before provision for income taxes - Loss before provision for incomes taxes for the year ended April 30, 2018 was $178,954. Loss before provision for incomes taxes for the year ended April 30, 2017 was $132,993. We recorded no provision for federal income taxes for either period. We recorded $800 in minimum franchise tax for the state of California for the year ended April 30, 2018 which is included in administrative expenses above. We have not generated any revenues from our intended LTL service management products or LTL management information services.

Basic and diluted loss per share - Basic and diluted loss per share for the year ended April 30, 2018 was $0.01 per share. Basic and diluted number of shares outstanding was 19,783,000. Basic and diluted loss per share for year ended April 30, 2017 was $0.01 per share. Basic and diluted number of shares outstanding was 15,000,000.

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

As of April 30, 2018 and April 30, 2017, respectively, we owed approximately $262,000 and $126,000 in connection with coding and smart-app development costs incurred, consulting services due and owing. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of April 30, 2018. Based on the foregoing we exist month to month primarily on the ability of our founder to negotiate either the delay of or payment plans to be put in place with respect to our expenses. Our current use of funds in operations was between $5,000 and $6,000 per month, with a deferral of $10,000 to $12,500 per month for certain other expenses related to our software developers and other.

As of April 30, 2018 and April 30, 2017, we owed $24,738 and $43,371 in connection with interest-free demand loans from several unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

As of April 30, 2018 and April 30, 2017, we owed $262,000 and $125,900, respectively to our ‘as needed’ basis coding and smart-app development firm and other consultants. The coding and smart-app development firm and/or consultants do not perform their function or services pursuant to any formal agreements with the Company. The coding and smart-app development firm has been working with us on a deferral basis and we expect to continue in this manner until we have sufficient financing in place. We do not foresee any time in the near future to enter into any formal agreements with these vendors.

The following activities and financial transactions occurred after our fiscal year ending April 30, 2018. They were the following:

•During the months of May and June 2018, the Company received an additional $750 in non-related party loans.

•On June 5, 2018 the Company experienced a change in control. With the Change in Control transaction (see Note 1 – Organization) our board of directors and officers was reconstituted through the resignation of Shane Ludington as Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Registrant and the appointment of Mr. Eric Rice as Chairman, Chief Executive Officer and Chief Financial Officer and Mr. Jeffrey Doiron as President and Chief Operations Office

•In connection with the Change in Control transaction our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale of his shares. The Company recognized debt forgiveness of approximately $266,000. This transaction occurred on or about June 5, 2018.

•On June 6, 2018 the Company formed a wholly-owned subsidiary Quanta Acquisition Corp. in the state of California.

•On June 6, 2018, the Company executed an Agreement of Merger and Plan of Reorganization, with Bioanomaly, Inc., a California corporation, d/b/a Quanta and Quanta Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, Quanta Acquisition Corp. merged with and into Quanta in a statutory reverse triangular merger with Quanta surviving as a wholly-owned subsidiary of the Company. Following the Merger, the Company adopted the business plan of Quanta.

•On June 6, 2018, the Company cancelled 15,000,000 shares of common stock acquired through the Change in Control transaction.

•As consideration for the Merger, the Company agreed to issue the shareholders of Quanta an aggregate of 25,900,000 shares of our common stock, par value $0.001 per share.

•Simultaneously with the Merger, the Company accepted subscriptions for 6,500,000 shares of Common Stock in a private placement offering of its Common Stock at a purchase price of $0.20 per share for an aggregate offering amount of $1,300,000.

•The Company also accepted subscriptions from two non-affiliated investors for warrants to purchase 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.30 per share expiring in four years.

•On July 11, 2018 the State of Nevada approved the name change from Freight Solution, Inc. to Quanta, Inc.

•On July 25, 2018 the Company sold the former business assets related to the internet and smartphone app based software product that will match shipments with available drivers to its former software development firm vendor

With the acquisition of the new business as reported in our financial statements and footnotes therein we believe that adequate and sufficient financing has been obtained for the near term.

On June 6, 2018, the Company executed an Agreement of Merger and Plan of Reorganization, with Bioanomaly, Inc., a California corporation, d/b/a Quanta and Quanta Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, Acquisition merged with and into Quanta in a statutory reverse triangular merger with Quanta surviving as a wholly-owned subsidiary of the Company. Following the Merger, the Company adopted the business plan of Quanta.

Quanta is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. Our proprietary technology uses quantum mechanics to increases bio-activity of targeted molecules to enhance the desired effects. We specialize in potentiating rare naturally occurring elements to create impactful and sustainable healing solutions that are as powerful and predictable as pharmaceutical drugs.

We offer our technology as a platform, making it accessible to existing high-quality product makers with existing distribution channels, as well as consumer products. Our mission is to power as many impactful, high-performing wholly organic solutions as possible through a series of licensing and distribution partnerships.

Bioanomaly Inc. was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies engaged in multiple verticals. Our headquarters is located in Los Angeles, California.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through April 30, 2018 and believe that none of them would have a material effect on the Company’s financial statements except for the following.

With the acquisition of the new business we will be subject to ASC Topic 606, Revenue from Contracts with Customers. The new revenue standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfers to a customer. As a result of the adoption of the standard, we will record changes in the timing of revenue recognition and in the classification between revenues and costs. The new standard does not currently impact the cash or the economics of underlying customer contracts that we may acquire with the New Business (see Note 1 – Organization to our Financial Statements).

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 8. Financial Statements

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t

t TELEPHONE (858)722-5953 t FAX (858) 764-5480 t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Freight Solution, Inc.

We have audited the accompanying balance sheets of Freight Solution, Inc (the “Company”) as of April 30, 2017 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freight Solution, Inc. as of April 30, 2017, and the result of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

PLS CPA, A Professional Corp.

July 28, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quanta, Inc.

Opinion on the Financial Statements

We have audited the accompanying  balance sheet of Quanta, Inc. (the "Company")(formerly Freight Solutions, Inc.) as of April 30, 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

August 15, 2018

QUANTA, INC.

(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)

BALANCE SHEETS

	As of April 30, 2018	As of April 30, 2017
	(audited)	(audited)
ASSETS

CURRENT ASSETS:

Cash	$6,314	$2,016
Prepaid expense	54	3,827
Total Current Assets	6,368	5,843

Intangible assets, net	-	-

Deferred offering costs	-	26,173

TOTAL ASSETS	$6,368	$32,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$262,000	$125,900
Nonrelated party loans	24,738	43,371
TOTAL LIABILITIES	286,738	169,271

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,500,000 and 15,000,000 shares issued and outstanding as of April 30, 2018 and April 30, 2017, respectively	21,500	15,000
Additional paid in capital	29,339	-
Accumulated deficit	(331,209)	(152,255)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(280,370)	(137,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,368	$32,016

See notes to financial statements.

QUANTA, INC.

(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2018	For the year ended April 30, 2017
	(audited)	(audited)

Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Development costs – internal use software	85,000	74,000
Administrative and other costs	28,954	49.993
Amortization expense	-	4,000
Legal and professional fees	65,000	5,000
Loss before income tax	178,954	132,993

Provision for income tax	-	-
Net loss	$(178,954)	$(132,993)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	19,783,000	15,000,000

See notes to financial statements.

QUANTA, INC.

(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance – April 28, 2016 (date of inception) shares issued for organizational services – officers compensation	11,000,000	$11,000	$-	$-	$11,000

Shares issued for intangible assets – April 29, 2016	4,000,000	4,000	-	-	4,000

Net loss	-	-	-	(19,262)	(19,262)

Balance – April 30, 2016 (audited)	15,000,000	15,000	-	(19,262)	(4,262)

Net loss	-	-	-	(132,993)	(132,993)

Balance – April 30, 2017 (audited)	15,000,000	15,000	-	(152,255)	(137,255)

Shares issued pursuant to direct public offering – August 29, 2017, net of deferred offering costs of $34,161	7,000,000	7,000	28,839	-	35,839

Shares returned to treasury at no cost	(500,000)	(500)	500	-	-

Net loss	-	-	-	(178,954)	(178,954)

Balance – April 30, 2018 (audited)	21,500,000	$21,500	$29,339	$(331,209)	$(280,370)

See notes to financial statements.

QUANTA, INC.

(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2018	For the year ended April 30, 2017
	(audited)	(audited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(178,954)	$(132,993)
Amortization	-	4,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	3,773	(3,827)
Change in deferred offering costs	(7,988)	(26,173)
Change in accounts payable	136,100	118,700
Net Cash (Used in) Operating Activities	(47,069)	(40,293)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	70,000	-
Payments on nonrelated party loans	(59,800)	-
Loans from nonrelated parties	41,167	42,309
Net Cash Provided by Financing Activities	51,367	42,309
CHANGE IN CASH	4,298	2,016
CASH AT BEGINNING OF PERIOD	2,016	-
CASH AT END OF PERIOD	$6,314	$2,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$800	$-
Non-cash operating activities:
Offset of deferred offering costs against additional paid in capital received from sale of common stock	$34,161	$-
Return to treasury of common stock – no cost – additional paid in capital	$500	$-
Return to treasury of common stock – no cost – common stock	$(500)	$-

See notes to financial statements.

QUANTA, INC.

(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

History

We were incorporated on April 28, 2016 (date of inception) under the laws of the State of Nevada, as Freight Solution, Inc. The Company acquired the business of its founder Mr. Shane Ludington. On June 5, 2018 the Company experienced a change in control of its equity (see Change in Control below). In association with the change in control the Company acquired Bioanomaly through its wholly-owned California corporation subsidiary (see New Business below). On July 11, 2018 the Company changed its name with the Secretary of State of Nevada from Freight Solution, Inc. to Quanta, Inc. (Quanta, Inc. and hereinafter be collectively referred to as “Quanta”, the “Company”, “we” or “us”).

Former Business

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

Change in Control

On June 5, 2018, the Company experienced a change in control (“Change in Control”). With the Change in Control transaction certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, a former president and chief executive officer of the Company. Total liabilities at the time approximated $266,000 which included professional fees owed to our software development firm and other consultants. The board nominated Mr. Eric Rice to the board of directors on June 5, 2018.

New Business

On June 6, 2018, the Company executed an Agreement of Merger and Plan of Reorganization, with Bioanomaly, Inc., a California corporation, d/b/a Quanta and Quanta Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, Acquisition merged with and into Quanta in a statutory reverse triangular merger with Quanta surviving as a wholly-owned subsidiary of the Company. Following the Merger, the Company adopted the business plan of Quanta.

Quanta is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. Our proprietary technology uses quantum mechanics to increases bio-activity of targeted molecules to enhance the desired effects. We specialize in potentiating rare naturally occurring elements to create impactful and sustainable healing solutions that are as powerful and predictable as pharmaceutical drugs.

We offer our technology as a platform, making it accessible to existing high-quality product makers with existing distribution channels, as well as consumer products. Our mission is to power as many impactful, high-performing wholly organic solutions as possible through a series of licensing and distribution partnerships.

Bioanomaly Inc. was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies engaged in multiple verticals. Our headquarters is located in Los Angeles, California.

Year end

The Company’s year-end is April 30. The Company’s wholly-owned subsidiary has a calendar year end.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. There were no cash equivalents as of April 30, 2018 and April 30, 2017, respectively.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the years ended April 30, 2018 or April 30, 2017, respectively.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of April 30, 2017 and April 30, 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the years ended April 30, 2018 and April 30, 2017, respectively, no federal income tax expense was recorded.

Recent pronouncements

The Company evaluated recent accounting pronouncements through April 30, 2018 and believe that none of them would have a material effect on the Company’s financial statements except for the following.

With the acquisition of the new business we will be subject to ASC Topic 606, Revenue from Contracts with Customers. The new revenue standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfers to a customer. As a result of the adoption of the standard, we will record changes in the timing of revenue recognition and in the classification between revenues and costs. The new standard does not currently impact the cash or the economics of underlying customer contracts that we may acquire with the New Business (see Note 1 – Organization).

Management also believes that other recently issued, but not yet effective accounting pronouncements, if adopted, would again not have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its direct public offering. As a result, the Company incurred accumulated net losses for the period April 28, 2016 (date of inception) through April 30, 2018 totaling $307,032. Negative working capital for the Company as of April 30, 2018 was $280,370. The Company’s activities and the payment of such activities has been primarily through debt financing and through the deferral accounts payable and other expenses.

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

Intangible assets includes the following:

	April 30, 2018	April 30, 2017
	(audited)	(audited)
Intangible assets consisting of certain development costs and purchased software	$4,000	$4,000
Less: Accumulated amortization	(4,000)	(4,000)
Net property and equipment	$-	$-

For the year ended April 30, 2017 the Company recognized $4,000 in amortization expense. Intangible assets were placed in service by us on April 29th, 2016. The Company amortized the assets over a period of twelve (12) months which had been deemed its useful life. As of April 30, 2018 and April 30, 2017 these assets were fully amortized.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company recorded compensation expense of $11,000 from the issuance of common stock to its founder for organizational services. This expense was recorded during our initial reporting period April 28, 2016 (inception) through April 30, 2016. The Company recorded its purchase of $4,000 in intangible assets from its founder on April 29, 2016 (see Note 4 - Intangible Assets). In connection with the Change in Control transaction (see Note 1 – Organization) the Company has no obligations or liabilities due to our founder and former officer and director, Mr. Shane Ludington.

No related party transactions occurred during the years ended April 30, 2018 or April 30, 2017.

NOTE 6 – NONRELATED PARTY NOTES PAYABLE

As of and through April 30, 2018, the Company executed several promissory notes with nonrelated parties in the aggregate of $75,071 of which $24,738 was outstanding at the end of the period. The unsecured promissory notes bear interest at 0% per annum and are due and payable upon demand. The Company in connection with its direct public offering repaid approximately $59,800 in principal on two unrelated party notes. The two loans were unsecured and carried no interest rate or specific repayment terms

The Change in Control (see Note 1 – Organization) transaction included our founder who negotiated and guaranteed the forgiveness of certain debts of the Company. The Company recognized debt forgiveness of $18,538 from the nonrelated party note payable. This transaction occurred on or about June 5, 2018.

NOTE 7 – INCOME TAXES

At April 30, 2018, the Company had a net operating loss carryforward of $331,209, which begins to expire in 2035.

Components of net deferred tax asset, including a valuation allowance. These amounts are as follows for April 30, 2018 and April 30, 2017, respectively:

	April 30, 2018	April 30, 2017
Deferred tax asset:	(audited)	(audited)
Net operating loss carryforward	$69,554	$53,289
Total deferred tax asset	69,554	53,289
Less: Valuation allowance	(69,554)	(53,289)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of April 30, 2018 and April 30, 2017 was $69,554 and $53,289, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized and recognized a full valuation allowance for each period presented.

Reconciliation between statutory rate and the effective tax rate for both periods then ended and as of April 30, 2018 (21%) and April 30, 2017 (35%), respectively:

	April 30, 2018	April 30, 2017
Federal statutory rate	(21.0%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	35.0%
Effective tax rate	0.0%	0.0%

Effective income tax rate and new tax law. Our effective income tax rate was (0.0%) for the year ended April 30, 2018. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we re-measured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as the change represents a discrete item for purposes of income tax accounting. The re-measurement of deferred tax liabilities at the lower enacted corporate tax rate resulted in no current difference in income tax expense. We are still in process of evaluating the income tax effect of the Act with respect to any other limitations that will be effective for our fiscal year 2019.

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

On August 23, 2017 the Company completed its direct public offering. The offering was conducted through a registration statement filed on Form S-1. The Company issued 7,000,000 shares of its common stock to 34 investors. The investors paid $0.01 per share for a combined investment of $70,000. During March 2018 100,000 shares and 400,000 shares of common stock were returned to treasury by certain shareholders for no consideration. The Company recognized a reduction in its common stock and its additional paid in capital of $500, respectively.

Deferred offering costs

Deferred offering expense consisted of accounting fees, legal fees and other fees incurred through the balance sheet date related to our direct public offering. Upon completion of our direct public offering we offset deferred offering costs of $34,161 against net offering proceeds of $70,000. We recorded an offset of approximately $34,000 in costs incurred against additional paid in capital received during the period ended April 30, 2018.

As of April 30, 2018 and April 30, 2017, there were 21,500,000 and 15,000,000 shares of common stock issued and outstanding, respectively. No shares of blank check preferred stock have been issued for either of the periods presented. See Note 9 – Subsequent Events for issuances that occurred subsequent to the balance sheet date and in connection with the Change in Control transaction (see Note 1 – Organization).

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of April 30, 2018 through the date the financial statements were issued. The following occurred:

•During the months of May and June 2018, the Company received an additional $750 in non-related party loans.

•On June 5, 2018 the Company experienced a change in control. With the Change in Control transaction (see Note 1 – Organization) our board of directors and officers was reconstituted through the resignation of Shane Ludington as Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Registrant and the appointment of Mr. Eric Rice as Chairman, Chief Executive Officer Chief Financial Officer and Mr. Jeffrey Doiron as President and Chief Operations Office

•In connection with the Change in Control transaction our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale of his shares. The Company recognized debt forgiveness of approximately $266,000. This transaction occurred on or about June 5, 2018.

•On June 6, 2018 the Company formed a wholly-owned subsidiary Quanta Acquisition Corp. in the state of California.

•On June 6, 2018, the Company executed an Agreement of Merger and Plan of Reorganization, with Bioanomaly, Inc., a California corporation, d/b/a Quanta and Quanta Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, Quanta Acquisition Corp. merged with and into Quanta in a statutory reverse triangular merger with Quanta surviving as a wholly-owned subsidiary of the Company. Following the Merger, the Company adopted the business plan of Quanta.

•On June 6, 2018, the Company cancelled 15,000,000 shares of common stock acquired through the Change in Control transaction.

•As consideration for the Merger, the Company agreed to issue the shareholders of Quanta an aggregate of 25,900,000 shares of our common stock, par value $0.001 per share.

•Simultaneously with the Merger, the Company accepted subscriptions for 6,500,000 shares of Common Stock in a private placement offering of its Common Stock at a purchase price of $0.20 per share for an aggregate offering amount of $1,300,000.

•The Company also accepted subscriptions from two non-affiliated investors for warrants to purchase 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.30 per share expiring in four years.

•On July 11, 2018 the State of Nevada approved the name change from Freight Solution, Inc. to Quanta, Inc.

•On July 25, 2018 the Company sold the former business assets related to the internet and smartphone app based software product that will match shipments with available drivers to its former software development firm vendor

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 26, 2018, The Company’s Board of Directors, acting in capacity of an audit committee, approved the dismissal of PLS CPA as the Company’s independent registered public accounting firm. On July 27, 2018, the Company engaged B F Borgers CPA PC (“B F Borgers”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended April 30, 2018 and 2017, and through July 27, 2018, neither the Company, nor anyone acting on its behalf, consulted with B F Borgers regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that B F Borgers concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

PLS CPA’s reports on the Company’s financial statements for the years ended April 30, 2017 and April 28, 2016 (date of inception) through April 30, 2016, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the financial statements of the Company for the fiscal year ended April 30, 2017 and for the period from April 28, 2016 (date of inception) through April 30, 2016 expressed, in an explanatory paragraph, substantial doubt about the Company’s ability to continue as a going concern due to losses from operations.

During the years ended April 30, 2018 and 2017, and through July 26, 2018, there were no disagreements with PLS CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PLS CPA, would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the years ended April 30, 2018 and 2017, and through July 26, 2018, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

Our Chief Executive Officer, Mr. Eric Rice, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Rice concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Our management consists of:

Name	Age	Title

Eric Rice	41	Founder, Chairman and Chief Executive Officer

Jeffrey Doiron	45	President and Chief Operations Officer

Eric Rice 41, Founder, Chairman and Chief Executive Officer. Prior to founding Quanta in 2016, Mr. Rice founded several successful technology companies and was a pioneer in the digital media sector. He has built several companies in numerous verticals including financial services, digital media, artificial intelligence, biotechnology, live gaming and cannabis. Mr. Rice leads Quanta’s operations and overall strategic direction. He holds a Bachelor of Arts Degree in SCS from Indiana University. Mr. Rice’s status as the founder along with his extensive experience in marketing led to the conclusion that he is qualified to serve in these capacities.

Jeffrey Doiron 45, President Before taking over operations for Quanta, Mr. Doiron founded and grew one of the continent's most innovative advanced digital agencies. He uses his vast experience to connect new and exciting ideas with the right partners and brands. He guides the team to unlock their most creative selves and drive forward the momentum of the company. The Company concluded that Mr. Doiron’s past experiences and training render him qualified to serve in these capacities.

Board of Directors

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of Directors intends to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three independent directors to have effective committee systems.

As of the date hereof, we have not established any Board committees.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Possible Potential Conflicts

The OTCMarkets, on which we have our shares of common stock quoted, does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and one director (both of whom are the same person), and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

•been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

•been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

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

Item 11. Executive Compensation.

Name and principal position (a) (1)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Eric Rice,* Founder, Chairman and Chief Executive Office	2018 2017 2016	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Jeffrey Doiron(1)	2018 2017 2016	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Shane Ludington(2)(3) Former CEO and Chairman	2018 2017 2016	- - -	- - -	- - 11,000	- - -	- - -	- - -	- - -	- - -

(1) Appointed June 6, 2018.

(2) Resigned June 6, 2018.

(3) Received 11,000 shares of common stock for organizational services. These shares have since been returned to treasury.

Director Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name And Address (1)	Beneficially Owned	Percentage Owned (2)
Eric Rice, Chairman, Chief Executive Officer	17,925,390	43.8%
Jeffrey Doiron, President	-	-%
All directors and officers as a group (2 persons)	17,925,390	43.8%

Offer 5% Holders
Blake Gillette	2,211,860	5.4%

_________________

(1) The address for all officers, directors and beneficial owners is 110 E. 9th St, 12B, Los Angeles, CA 90079.

(2) Based upon 40,900,000 shares of Common Stock outstanding on August 15, 2018.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended April 30, 2018. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended April 30, 2018. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of April 30, 2018. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

The following table provides information regarding beneficial ownership of our Common Stock by: (i) each person known to us who beneficially owns more than five percent of our Common Stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Securities Authorized for Issuance under Equity Compensation Plans

None. No equity compensation plans in effect.

Description of our Capital Stock

We were incorporated under the laws of the State of Nevada on April 28, 2016. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 25,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

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

Preferred Stock

Our certificate of incorporation authorizes the issuance of 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our board of directors. No shares of Preferred Stock have been designated, issued or were outstanding as of April 30, 2018. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 25,000,000 shares of Preferred Stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future.

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

We presently do not have plans to issue any shares of Preferred Stock. However, our Preferred Stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of Preferred Stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of Preferred Stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our Common Stock and could adversely affect the rights and powers, including voting rights, of the holders of our Common Stock.

Common Stock

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of Common Stock. There are 40,900,000 shares of our Common Stock issued and outstanding at June 6, 2018. The holders of our Common Stock:

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

Authorized but Unissued Capital Stock

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Related Person Transaction Policy

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

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

According to the NASDAQ definition, Mr. Eric Rice is not an independent director because he currently holds the title of officer in the Company.

Item 14. Principal Accounting Fees and Services.

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended April 30, 2018 and April 30, 2017 and fees billed for other services rendered by PLS during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	April 30, 2018	April 30, 2017
Audit fees (1)	$12,000	$8,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$12,000	$8,000

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended April 30, 2018 and March 31, 2017. Fees for fiscal year ended April 30, 2018 only include review services and no audit fees for the period ended April 30, 2018 as the Company terminated its relationship with PLS on July 27, 2018 and retained the services of BF Borgers CPA APC to perform the April 30, 2018 audit.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit

NumberDescription

23.1*            Auditor’s Consent of PLS CPA, A Professional Corp.

31.1*            Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*            Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta, Inc

Dated: August 15, 2018	By:	/s/ Eric Rice
Eric Rice,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Eric Rice Eric Rice	Chief Executive Officer (Principal Executive and Principal Accounting Officer)	August 15, 2018