Form 10-Q
period 2018-07-31
QUANTA INC
filed 2018-12-21
CIK 1691430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018

☐	TRANSITION REPORT PURSUANT TO SEC TION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to ____________________

Commission File Number: 333-216960

Quanta, Inc.
(Exact name of registrant as specified in its charter)

Nevada	81-2749032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3606 W. Magnolia Blvd., Burbank, CA	91505
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (424) 261-2568

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐ (Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 21, 2018
Common Stock, $0.001 par value per share	39,200,090 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information (Interim).

QUANTA, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of July 31, 2018	As of April 30, 2018
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$211,693	$6,314

Prepaid expense	54	54
Total Current Assets	211,747	6,368

FIXED ASSETS:
Machine, net of accumulated depreciation of $37,233	310,267	-
Deposit - Construction in progress	175,000	-
Total Fixed Assets	485,267	-

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $4,000	-	-
Security deposit	16,770	-

TOTAL ASSETS	$713,784	$6,368

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$7,454	$262,000
Loans	110,000	24,738
TOTAL LIABILITIES	117,454	286,738

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,900,090 and 21,500,000 shares issued and outstanding as of July 31, 2018 and April 30, 2018, respectively	38,900	21,500
Additional paid in capital	3,179,702	29,339
Accumulated deficit	(2,622,272)	(331,209)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	596,330	(280,370)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$713,784	$6,368

See notes to consolidated financial statements.

QUANTA, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended July 31, 2018	For the three months ended July 31, 2017
	(unaudited)	(unaudited)
INCOME:
Sales	$38,244	$1,504

Cost of Goods Sold	50,033	-

GROSS PROFIT/(LOSS)	(11,789)	1,504

EXPENSES:
Contractor expense	146,967	19,900
Selling, general, and administrative	137,382	35,712
Research and development	93,381	26,242
Total Expenses	377,730	81,854
NET OPERATING LOSS	(389,519)	(80,350)

Other Income and Expense:
Gain on sale of intangible asset	15,000	-
Loss on derivative liability	(485,385)	-
Interest expense	-	(810)
Interest Income	27	-
Total Other Income and Expense	(470,358)	(810)

NET LOSS	$(859,877)	$(81,160)

Basic and diluted loss per share	$(0.03)	$(0.01)
Weighted average common shares outstanding – basic and diluted	31,913,572	10,000,000

See notes to consolidated financial statements.

QUANTA, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended July 31, 2018	For the three months ended July 31, 2017
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(859,877)	$(81,160)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization	12,411	-
Common stock issued for services	12,127
Effect of changes in operating assets and liabilities:
Accounts Payable	(22,454)	-
Change in Derivative Liability	485,385
Payments for security deposit	(16,770)	-
Sales Tax Payable	4,105	-
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	474,804	-
Net cash provided by (used in) operating activities	(385,073)	(81,160)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of machine	(175,000)	-
Net cash provided used in investing activities	(175,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans	1,200	30,000
Proceeds from private placement offering – common stock	747,518	7,000
Net cash provided by financing activities	748,718	37,000
CHANGE IN CASH	188,645	(44,160)
CASH AT BEGINNING OF PERIOD	23,048	107,753
CASH AT END OF PERIOD	$211,693	$63,593

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Taxes	$-	$-
Cash Paid for Interest	$-	$-
Non-Cash Financing and Investing Items:
Related party negotiated non-related party loans forgiveness	$18,538	$-
Related party negotiated accounts payable forgiveness	$247,000	$-
Change in accounts payable due to gain on sale of intangible asset	$15,000	$-
Notes payable converted into common stock along with derivative liability	$1,563,511	$-

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

History

On April 28, 2016 we incorporated under the laws of the State of Nevada, as Freight Solution, Inc. On June 5, 2018 the Company experienced a change in control. In connection with the change in control the Company acquired Bioanomaly, Inc. through wholly-owned subsidiary. On July 11, 2018 we changed our name from Freight Solution, Inc. to Quanta, Inc. (Quanta, Inc. and hereinafter referred to as “Quanta”, the “Company”, “we” or “us”).

Following the merger, Freight Solution, Inc. adopted the business plan and operations of Bioanomaly, Inc. Bioanomaly, Inc.’s officers and directors became the officers and directors of Freight Solution, Inc. Bioanomaly, Inc, was incorporated under the laws of the state of California on December 27, 2016.

Quanta is an applied science business focused on increasing energy levels of plant matter increasing performance within the human body.

Change in Control

On June 5, 2018, the Company experienced a change in control (the “Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, a former officer and former director of the Company. Total liabilities at the time approximated $265,538 which included professional fees owed to a software development firm and other consultants. The board of directors nominated Mr. Eric Rice to the board of directors on June 5, 2018. Mr. Rice became our Chief Executive Officer on June 5, 2018.

New Business

On June 6, 2018, Bioanomaly, Inc. executed an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with us, as Freight Solution, Inc. a publicly traded Nevada corporation, and our wholly-owned subsidiary Quanta Acquisition Corp., a California corporation. Pursuant to the terms of the merger agreement, Quanta Acquisition merged with and into Bioanomaly, Inc. in a statutory reverse triangular merger (the “Merger”) with Bioanomaly, Inc. surviving as a wholly-owned subsidiary.  Following the merger we adopted the business plan and operations of Bioanomaly, Inc. Bioanomaly, Inc.’s officers and directors became our officers and directors.

As consideration for the Merger, we issued the shareholders of Bioanomaly, Inc. an aggregate of 25,900,000 shares (the “Share Exchange”) of our common stock, par value $0.001 per share. Bioanomaly, Inc.’s existing shareholders along with Bioanomaly, Inc.’s convertible note holders received the requisite number of shares in the share exchange which reflected their ownership percentage prior to the issuance of any additional shares. Bioanomaly, Inc.’s three founders received 21,908,810 shares in the Share Exchange, the convertible note holders received 3,771,040 shares in the Share Exchange and one other individual received 220,150 shares in the Share Exchange as payment for services related to the Bioanomaly, Inc.’s Joint Venture.

Simultaneously with the Merger, we accepted subscriptions for 6,500,090 shares of our common stock in a private placement. The common stock was sold at a price of $0.20 per share for aggregate offering proceeds of $1,300,000. No fees were paid in association with this offering. In connection with the offering we issued warrants to purchase 3,000,000 shares of our common stock at an exercise price of $0.30 per share with an expiry of four years.

On July 11, 2018 the State of Nevada approved the name change from Freight Solution, Inc. to Quanta, Inc. completing the terms of the Merger Agreement. As a result of the Merger, Bioanomaly, Inc. became a wholly-owned subsidiary of Quanta, Inc. The Merger is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. As a result of the Merger, Bioanomaly, Inc., the surviving entity, became a wholly-owned subsidiary of Quanta, Inc. For accounting purposes, the Merger was treated as a “reverse acquisition” with Bioanomaly, Inc. as the accounting acquirer.

In connection with the Merger, 15,000,000 shares of our common stock were returned to treasury for no cost. Bioanomaly, Inc. shareholders own approximately sixty-three percent (63%) of our issued and outstanding common stock. At the time of the Merger, the Company’s board of directors and officers was reconstituted by the resignation of our founder, Mr. Shane Ludington as Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer with the appointment of Mr. Eric Rice as Chairman, Chief Executive Officer, Chief Financial Officer and Mr. Jeffrey Doiron as President and Chief Operations Officer of the combined companies. On June 6, 2018, the Company approved an amendment to its Articles of Incorporation to change its name to Quanta, Inc. The Secretary of State-Nevada approved the name change in August 2018.

Year end

The Company’s year-end is April 30th. Our wholly-owned subsidiary Bioanomaly, Inc.’s year-end is December 31st.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements (July 31, 2018 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of results for a full fiscal year. These financial statements should be read along with the financial statements of the Company for the period ended April 30th (audited) and notes thereto.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2018 and April 30, 2018, cash equivalents totaled $211,692 and $6,314, respectively. There is no amount that is uninsured by the FDIC (Federal Deposit Insurance Corporation).

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. The Company calculates this allowance based on the history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the relationships with, and the economic status of, the customers. Allowance for estimated, uncollectible accounts was determined to be unnecessary.

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260 - “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. For the three month periods ended July 31, 2018 and July 31, 2017, net loss per share is $(0.03) and $(0.01) respectively.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company applies the five-step model to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company at contract inception reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes revenues as the amount of the transaction price is allocated to each respective performance obligation when the performance obligation is satisfied or as it is to be satisfied. Generally, the Company’s performance obligations are transferred to the customer at a point in time, typically upon delivery.

Advertising costs

Advertising costs are anticipated to be expensed as incurred. During the three month periods ended July 31, 2018 and April 30, 2018, advertising costs totaled $11,586 and $0, respectively.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

∙	Level 1 - quoted market prices in active markets for identical assets or liabilities.
∙
Level 2 - inputs other than Level 1 are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets are not active, or other inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

∙	Level 3 - unobservable inputs are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial instruments approximate fair value as of July 31, 2018 and April 30, 2018 due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Company’s management evaluated recent accounting pronouncements through July 31, 2018 and believe none of them would have a material effect on the Company’s financial statements except for the following.

With the acquisition of the new business we are subject to ASC Topic 606, Revenue from Contracts with Customers. The revenue standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfers to a customer. As a result of the adoption of the standard, we will record changes in the timing of revenue recognition and in the classification between revenues and costs. The new standard does not currently impact the cash or the economics of underlying customer contracts we may acquire with the New Business (see Note 1 – Organization).

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved for as of July 31, 2018 and April 30, 2018.

The Company accounts for income taxes applying FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related party transactions for the three month periods ended July 31, 2018 and July 31, 2017 were as follows:

In connection with the Change in Control (see Note 1 – Organization) transaction included our founder who negotiated and guaranteed the forgiveness of certain debts of the Company. The Company recognized related party debt forgiveness of approximately $265,538 from nonrelated party notes payable and accounts payable negotiated and guaranteed by our founder. This transaction was recognized as an increase in additionally paid in capital from the debt relief. This transaction occurred on or about June 5, 2018. Our founder, a former officer and former director guaranteed the forgiveness of these debts and received no compensation from it.

During the three month period ended July 31, 2018, the Company paid shareholders of its wholly owned subsidiary’s, Mr. Eric Rice, Mr. Michael Oirech, and Mr. Blake Gillette $3,500, $5,090 and $15,782, respectively, for their services.

During the three month period ended July 31, 2017, the Company paid its wholly owned subsidiary’s three founders, Mr. Eric Rice, Mr. Todd Hickman, and Mr. Blake Gillette who are shareholders $0, $1,500 and $13,800, respectively, for their services.

In connection with the Merger Agreement, Mr. Rice’s original shares increased by 9,743,571 shares of common stock, Mr. Hickman’s original shares increased by 962,953 shares of common stock, and Mr. Gillette’s original shares increased by 1,202,284 shares of common stock. The resulting share increase was caused by a forward share split associated with the share exchange. The number of shares did not increase or decrease the parties percentage of ownership prior to or in connection with the merger or share exchange.

During the three month period ended July 31, 2017, the Company received a loan in the amount of $20,000 from Mr. Hickman and repaid that amount by July 31, 2017.

No other related party transactions occurred for the three month periods ended July 31, 2018 and July 31, 2017.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 25,000,000 shares of its $0.001 par value preferred stock.

Preferred stock

No shares of blank check preferred stock have been issued.

Common stock

On April 28, 2016, the Company issued to its founder, 11,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share. These services were valued at $11,000. On April 29, 2016, the Company issued to its founder 4,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share. In acquiring certain intangible assets we recorded their value at $4,000.

On August 23, 2017 the Company completed a public offering of its equity registered on Form S-1. The Company issued 7,000,000 shares of its common stock to 34 investors. The investors paid $0.01 per share for a combined investment of $70,000. On March 15, 2018 and on March 22, 2018, respectively, 100,000 shares and 400,000 shares of the Company’s common stock were returned to treasury by certain shareholders for no consideration.

On June 6, 2018, the Company executed the Merger Agreement (see Note 1 – Organization). In connection with the Merger Agreement 15,000,000 shares of common stock acquired in the Change in Control transaction were returned to treasury and cancelled. In connection with the Merger Agreement the shareholders of Bioanomaly, received 25,900,000 shares of our common stock. In connection with the Change in Control, the Company received subscriptions for 6,500,090 shares of its common stock in a private placement offering. The investors paid a purchase price of $0.20 per share for an aggregate offering proceeds of $1,300,000.

As of July 31, 2018, there were 38,900,090 shares of our common stock issued and outstanding.

Deferred offering costs

Deferred offering costs consisted of accounting fees, legal fees and other fees incurred related to our direct public offering. Upon completion of the public offering in 2017, we netted deferred offering costs of $34,161 against the net offering proceeds of $70,000 received in that offering. No deferred offering costs were incurred in connection with the June 6, 2018 private placement of our common stock or the aforementioned warrants.

NOTE 5 – CONVERTIBLE DEBENTURES

As of July 31, 2018, all convertible notes had been converted. As of December 31, 2017, the Company issued $785,000 in convertible notes of which were held by four non-related parties. The convertible notes were due and payable two years after their issue date. The convertible notes bear interest at 5% per annum payable. Interest payments are deferred until maturity. The convertible noteholders hold an option to convert principal, plus accrued and unpaid interest, into common stock of the Company at a price equal to eighty percent (80%) of the average of the common stock issued for the Company’s next round of financing that may occur through the issuance of equity (the “Next Equity Financing”) and subsequent to the maturity date.

At the time of conversion, there was $1,015,000 in convertible notes. These notes were converted in sequence with the merger. Total shares issuable for all convertible notes was approximately 3,771,000 shares.

The following table summarizes convertible notes payable as of July 31, 2018 and December 31, 2017:

	July 31, 2018	Bioanomaly, Inc. as of December 31, 2017
Convertible note payable - 1 holder, principal and interest due and payable 24 months from investment, monthly payments of interest - 5.0% per annum. Convertible into common stock, 20% discount to price target along with valuation cap set at $11 million (total market capitalization)	$-	$40,000
Convertible note payable - 1 holder, principal and interest due and payable 24 months from investment, monthly payments of interest - 5.0% per annum. Convertible into common stock, 20% discount to price target along with valuation cap set at $8 million (total market capitalization)	-	350,000
Convertible note payable - 1 holder, principal and interest due and payable 24 months from investment, monthly payments of interest - 5.0% per annum. Convertible into common stock, 20% discount to price target along with valuation cap set at $3 million (total market capitalization)	-	45,000
Convertible note payable - 1 holder, principal and interest due and payable 24 months from investment, monthly payments of interest - 5.0% per annum. Convertible into common stock, 20% discount to price target along with valuation cap set at $6 million (total market capitalization)	-	350,000
Total convertible notes payable	-	785,000
Less current maturities	-	(785,000)
Long term portion of convertible notes payable	$-	$-

Subsequent to December 31, 2017 entered into several other convertible notes. The terms were similar to the convertible notes entered into during 2017. Valuation caps ranged from $3 million to $11 million. Total additional convertible notes in the amount of $230,000 were received by the Company.

The Company analyzed its conversion option for derivative accounting under ASC 815-15 Derivatives and Hedging and determined the beneficial conversion feature afforded the convertible notes should be recorded as a discount to debt. The convertible notes conversion feature was not effective immediately and would have been only afforded to the holder upon maturity. With no expressed limit to the number of shares to be ultimately delivered upon settlement this may necessitate the Company recognizing a discount equal to the entire debt instrument if it were not for the fact the Company conducted a Next Equity Financing transaction after period end whereby new shares of the Company were issued and the holders of the convertible notes received shares at a 20% discount to the Next Equity Financing pricing.

The convertible notes and its conversion features was measured against fair value at the end of each reporting period with the Company recording the change in fair value to earnings through its Statement of Operations.

The Company accounts for fair value of its conversion features in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of its results of operations. The Company valued the embedded derivatives using the Black-Scholes pricing model. Fair value of the conversion feature was $485,385 for the period ended June 6th, 2018. As of June 6th, the notes were converted and recorded into paid in capital.

Expected volatility was based on the historical volatility of several publicly traded companies common stock. Historical volatility was computed using daily pricing observations for comparable periods of time. The Company believed this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term. The Company had no reason to believe future volatility over the expected remaining life of these common stock equivalents was likely to differ materially from historical volatility. Expected life was based on one year due to the expiry of maturity. The risk-free rate was based on the U.S. Treasury rate corresponded to the expected term of the common stock equivalents.

NOTE 6 – JOINT VENTURES

In March 2017, the Company through its wholly owned subsidiary entered into a joint venture and exclusive license agreement (the “Joint Venture”) for the development, design, and manufacture of certain technology for commercialization. The Joint Venture obligates the Company to a contribution of $350,000 in order to pay for the cost of the technology machine. The Joint Venture provides for the exclusive use of a certain patent developed by Dr. Arthur Grant Mikaelian (the “Patent Holder”). The patent has an expiry of 2037. Profits from the Joint Venture are allocated 50/50 between the Company and the Patent Holder. Payments are required to be paid monthly to the Patent Holder. No amounts were due to the Joint Venture as of July 31, 2018. Both parties to the Joint Venture are compliant with the contractual terms for each period reported.

On September 12, 2018, the Company through its wholly owned subsidiary entered into a joint venture with a Canadian corporation to expand the Quanta brand, technology and product lines in Canada (the “Canadian Joint Venture”). The Canadian Joint Venture requires us to contribute $302,755 to its operations (see Note 16 – Subsequent Events).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

There are no future minimum commitments or contingencies as of July 31, 2018 except for the following:

On June 6th, 2018, the Company entered into a noncancelable operating lease on its headquarters requiring payments of $8,385 per month, with lease payments increase of 5% each year, ending on July 31, 2023. Future minimal rental payments under this noncancelable operating lease as of July 31 is:

July 31, 2019	$103,555
2020	108,732
2021	114,169
2022	119,878
2023	125,871
Total	$572,205

The Company has financial commitments of $302,755 for equipment purchases under its Joint Venture and its Canadian Joint Venture to the Patent Holder over the next twelve months.

The Company has not assessed its entire financial obligation or contingent liability for income tax withholding from the misclassification of independent contractors that be employees under the laws of the state of California. The California Supreme Court decision on April 30, 2018, held there is a presumption that all workers are employees, and a business classifying a worker as an independent contractor bears the burden of establishing such a classification is proper under a new test called the “ABC test.” This test or compliance thereof, by the Company could be held liable for penalties, interest, tax withholdings which we believe to be immaterial.

NOTE 8 –PROPERTY AND EQUIPMENT

During the year December 31, 2017, the Company pursuant to the Joint Venture purchased certain technological equipment for $347,500. The equipment is being depreciated on the straight line method over 7 years. Depreciation for this equipment has been determined to be 7 years.

During the three months ended July 31, 2018. The Company paid a deposit with the Patent Holder for another piece of equipment under the Joint Venture. As of July 31, 2018, the equipment is 50% complete, and under the terms of the Joint Venture has incurred costs of $175,000 and remitted an additional amount to the Patent Holder.

Depreciation expense for the three-month periods ended July 31, 2018 and July 31, 2017 is $12,411 and $0, respectively.

	As of July 31, 2018	As of April 30, 2018
Furniture and equipment	$-	$-
Machinery – Technology Equipment CIP	175,000	-
Machinery – Technology Equipment	347,500	-
Total property and equipment	522,500	-
Less accumulated depreciation	(37,233)	-
	$485,267	$-

NOTE 9 – INCOME TAXES

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	For the three month period ended July 31, 2018	For the three month period ended July 31, 2017
Federal income taxes at statutory rate	21.0%	35.0%
State income taxes at statutory rate	8.84%	8.84%
Valuation allowance	(29.84%)	(43.84%)
Effective tax rate	0.0%	0.0%

As of July 31, 2018, the Company had a net operating loss for tax purposes of $409,538.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended July 31, 2018 the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheets at July 31, 2018 relating to unrecognized tax benefits.

Under the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, the Company identified no significant uncertain tax positions in 2018. The Company files income tax returns in U.S. jurisdiction. There are no federal or state income tax examinations underway for these, and tax returns for the current year are still open to examination.

NOTE 10 - NOTE PAYABLE

Prior to the Change in Control we executed several promissory notes with nonrelated parties in the aggregate of $75,071 of which $24,738 was outstanding at the end of April 30, 2018. The unsecured promissory notes bear interest at 0% per annum and are due and payable upon demand. The Company in connection with the public offering repaid approximately $59,800 of these two nonrelated parties. In connection with the Change in Control our founder negotiated and guaranteed the forgiveness of certain debts of the Company. The Company recognized debt forgiveness of $18,538 from the remaining nonrelated party note payable.

During the three month period ended July 31, 2018, the Company entered into a new promissory note with a nonrelated party for a total of $25,000. The $25,000 note payable and interest of $841 was paid in full prior to July 2018.

Short-term notes payable at July 31, 2018 and April 30, 2018 was $110,000 and $0, respectively.

NOTE 11 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the three month periods ended July 31, 2018 and July 31, 2017, there were no concentration of sales with respect to the Company’s revenues. Revenue for all customers during these three periods was in the form of product sales and services. No single customer made up more than 10% or more of total revenues.

The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

NOTE 12 – DEBT FORGIVENESS AND GAIN ON SALE OF ASSETS

With the Change in Control transaction our founder, negotiated and guaranteed the settlement of certain accounts payable of the Company resulting in forgiveness of debt; the Company recognized related party debt forgiveness of approximately $265,538 which was credited to additional paid in capital. Furthermore, in connection with the Change in Control transaction our founder, negotiated the sale of certain intangible assets with a net value of $0 to be paid through the settlement of accounts payable of $15,000. We recognized a gain on sale of assets of $15,000.

NOTE 13 – WARRANTS

In June 2018, 3,000,000 warrant shares were issued in connection with the sale of private placement offering. The fair value of the warrants were calculated based on the Black-Scholes model. See Note 5. The warrants are through private placement as the timing of the issuance of the warrants, as there was not a true public market of the three months ended July 31, 2018. The value would be accounted for to and from paid in capital, and therefore there is no financial statement impact as of July 31, 2018. The warrants will expire in 4 years as of the issuance date. The warrants have not been exercised.

For the Black Scholes model calculation, we calculated a volatility rate averaging 74.8% based on other companies that with similar operations and size. Historical volatility was computed using daily pricing observations for recent periods. The Company believed this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the common stock equivalents. As of July 31, 2018, the fair value of these warrants was $3,333,621.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the three months ended July 31, 2018:

As of July 31, 2018

Expected dividend yield	0%
Weighted-average expected volatility	74.8%
Weighted-average risk-free interest rate	2.77-2.85%
Expected life of warrants	4 years

The Company’s outstanding and exercisable warrants as of July 31, 2018 and December 31, 2017 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Fair Value

Warrants Outstanding and Exercisable as of December 31, 2017	-	$-	-	$-

Warrants granted (June 2018)	3,000,000	$0.30	4.00	$1,748,920

Warrants Forfeited	-	$-	-	$-

Warrants Exercised	-	$-	-	$-

Warrants Outstanding and Exercisable as of July 31, 2018	3,000,000	$0.30	4.00	$3,333,621

NOTE 14 – INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment.

On April 29, 2016 the Company acquired certain intangible assets from its founder which consisted of a business plan, along with costs related to development of internal-use software to be used in its operations. The total value attributable to the intangible assets purchased by the Company was $4,000. On June 6th, 2018, the Company recognized $15,000 from the sale of intangible assets (see Note 12 – Debt Forgiveness and Gain on Sale of Assets)

Intangible assets includes the following:

	July 31, 2018	April 30, 2018

Intangible assets consisting of certain development costs and purchased software	$-	$4,000
Less: Accumulated amortization	-	(4,000)
Net property and equipment	$-	$-

NOTE 15 – SUBSCRIPTION RECEIVABLE

During the three months ended July 31, 2018, the Company issued a net total of 6,500,000 shares of common stock for $0.20 per share in the private placement offering conducted in connection with the Merger. The total of $50,000 of that private placement offering had not been received as of July 31, 2018 and this amount is presented on the balance sheet as common stock subscription receivable, a contra-equity account. In addition, $13,000 of the escrow account was not remitted by the escrow agent as of July 31, 2018. The Company collected the $63,000 subsequent to July 31, 2018.

NOTE 16 – BUSINESS COMBINATION

The Merger Agreement will be accounted for as a reverse acquisition in accordance with the Financial Accounting Standards Board (ASC 805, Business Combinations). Quanta management has evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the Merger Agreement and concluded, based on a consideration of the pertinent facts and circumstances, Bioanomaly will have acquired Freight Solution, for financial accounting purposes. Accordingly, the Merger Agreement has been accounted for in the unaudited pro forma combined financial statements as a continuation of the financial statements of Quanta together with an exchange of shares of Freight Solution, and certain former shareholders of Freight Solution continue in their ownership of Freight Solution along and a re-capitalization of the equity of Freight Solution

(1)
Certain assets and liabilities of Freight Solution, Inc. were assumed by Quanta as part of the merger for the period ending July 31, 3018 such as cash and cash equivalents in the amount of $86; prepaid expense in the amount of $54, and; intangible assets, net in the amount of $0 (note intangible assets were sold for settlement of accounts payable of $15,000, recognizing a gain on sale of $15,000.

(2)
Our founder, a former officer and former director, in connection with the change in control of the Company guaranteed and negotiated the settlement of certain outstanding debts resulting in forgiveness of that debt; total debt forgiveness was approximately $265,538; recognized gain on the sale of intangible assets of $15,000 in a reduction accounts payable through a sale of the intangible asset; and $28 in bank service charges and fees.

(3)	Elimination of common stock of $25,900 offset against paid in capital, and elimination of accumulated deficit of Freight Solution, Inc. of ($337,569).

(4)
The Company recognized paid in capital through the issuance of common stock through the merger of $15,900 recorded at par value to Bioanomaly along with par value officer services provided for common stock of $12,129, and derivative liabilities associated with our convertible notes payable of $3,771. The Company recognized paid in capital through the issuance of common stock through the merger of $6,500 recorded at par value Freight Solution, the cancelation of ($21,500) recognized paid in capital through the cancelation of common stock through the merger, and $6,500 recognized paid in capital recorded at par value Freight Solution after the merger on July 13, 2018. The total eliminated for the consolidation was recorded at $25,900 and recognized through paid in capital.

(5)
The Company recognized the legal fees and other costs associated with the merger of $51,760 accounted for as merger expenses in our Statement of Operations as well as contribution into paid in capital of $51,760.

(6)
At the time of the merger, subscription escrow proceeds from the private placement were still receivable from the escrow agent of $63,000. These were recorded as contra equity, and eliminated on the pro forma. These escrow proceeds were received in August 2018.

(7)	Total cost to acquire the control shares of the Company by Bioanomaly, Inc. was $444,000 ($419,000 payment for shares, and $25,000 for a finder’s fee) recorded as part of the gain/(loss) on merger.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of July 31, 2018 through the date the financial statements were issued. The only significant events occurred during this period were:

On September 12, 2018, the Company entered into a joint venture with a Canadian corporation to expand the Quanta brand, technology and product lines into the Canadian markets. The Canadian Joint Venture requires the Company to contribute $302,755 to its operations.

On November 6th, 2018 the Company issued 300,000 shares to a vendor for services performed. Those services were valued at $90,000 or $0.30 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

POST-EXCHANGE BENEFICIAL OWNERSHIP OF THE COMPANY’S COMMON STOCK

The following table provides information, immediately prior to and after the Merger, regarding beneficial ownership of our Common Stock by: (i) each person known to us who beneficially owns more than five percent of our Common Stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission the named stockholder is a direct or indirect beneficial owner of those shares.

Name and Address of Beneficial Owner(A)	Amount and Nature of Beneficial Ownership Before the Share Exchange	Percentage (D)	Amount and Nature of Beneficial Ownership After the Share Exchange	Percentage (E)

Eric Rice (B)	8,181,818	81.82%	17,925,390	46.08%

Jeffery Doiron (President)	-	-	-	-

Directors and executive officers as a group (2 Persons)	8,181,818	81.82%	17,925,390	46.08%

Blake Gillette (C)	1,009,576	10.10%	2,211,860	5.68%

(A) Unless otherwise noted above, the address of the persons and entities listed in the table is Quanta, Inc., 3606 W Magnolia Blvd, Burbank, California 91505.

(B) Our Chief Executive Officer and Chairman, owned 8,181,818 shares of common stock prior to the Exchange. Mr. Rice and the other shareholders of Bioanomaly recieved a forward exchange of their respective ownership in Bioanomaly, prior to their ownership in Quanta, Inc. through the Share Exchange. Mr. Rice may be deemed to be a control person of the shares owned by such entity. Mr. Rice received 2.19 shares for every share he owned in Bioanomaly. Mr. Rice claimed beneficial ownership of these shares as of this date.

(C) Executive Vice President. As part of the Exchange which occurred on June 6, 2018 Mr. Blake Gillette received 2,211,860 shares of the Company. Mr. Gillette received 2.19 shares for every share he owned in Bioanomaly.

(D) These percentages are based on the 25,900,000 shares of common stock to be exchanged in the Share Exchange by Bioanomaly in connection with the Merger with Quanta, Inc. These numbers are based on Bioanomaly, Inc. as a stand alone entity.

(E) These percentages are based on the 38,900,090 shares of common stock issued and outstanding of Quanta, Inc. as of December 6, 2018.

MANAGEMENT

		Position

Eric Rice	41	Founder, Chairman and Chief Executive Officer

Jeffery Doiron	45	President and Chief Operations Officer

Chairman and Chief Executive Officer. Prior to founding Quanta in 2016, Mr. Rice founded several successful technology companies and was a pioneer in the digital media sector. He has built companies in several verticals including financial services, digital media, artificial intelligence, biotechnology, live gaming and cannabis. Mr. Rice leads Quanta’s operations and overall strategic direction. He holds a Bachelor of Arts Degree in SCS from Indiana University.  Mr. Rice’s status as the founder along with his extensive experience in marketing led to the conclusion that he is qualified to serve in these capacities.

Jeffrey Doiron 45, President. Before taking over operations for Quanta, Mr. Doiron founded and grew one of the continent’s most innovative advanced digital agencies. He uses his vast experience to connect new and exciting ideas with the right partners and brands. He guides the team to unlock their most creative selves and drive forward momentum for the company. The Company concluded Mr. Doiron’s past experiences and training render him qualified to serve in these capacities.

DESCRIPTION OF SECURITIES

General

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share. After the closing of the Merger, and assuming the issuance of the Exchange Shares, the shares of common stock sold in the private placement offering and the retirement of 15,000,000 shares of common stock, the Company had approximately 38,900,090 shares of common stock issued and outstanding as of July 31, 2018.

Common Stock

Stockholders shall not be entitled as of right to subscribe for, purchase, or otherwise acquire any shares of any class of the Company which the Company proposes to issue or any rights or options which the Company proposes to grant for the purchase of shares of any class of the Company or for the purchase of any shares, bonds, securities, or obligations of the Company which are convertible or exchangeable for, or which carry any rights, to subscribe for, purchase, or otherwise acquire shares of any class of the Company; and any and all of such shares, bonds, securities, or obligations of the Company, whether now or hereafter authorized or created may be issued, or may be reissued or transferred if the same have been reacquired and have treasury status, and any and all of such rights and options may be granted by the Board of Directors to such persons, firms, corporations, and associations, and for such lawful consideration, and on such terms, as the Board of Directors in its discretion may determine, without first offering the same, or any thereof, to any said holder.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K and are not required to file information under this item.

Item 4.	Controls and Procedures.

Our Chief Executive Officer and Chief Accounting Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a)	Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer has concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure information required to be disclosed by us in report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

(b)	Changes in the Company’s Internal Controls over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Recently the Company hired a financial professional with experience in financial reporting, the creation of and management of internal control systems, as well as the ability to assist management in accounting controls and financial disclosure controls are necessary. This person has been hired on with the Company but does not hold the position of Chief Accounting Officer. That role still resides with Mr. Eric Rice.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 6, 2018, in connection with the Merger Agreement, the Company issued an aggregate of 25,900,000 shares of its common stock to the former shareholders of Bioanomaly, Inc.

On June 8, 2018, the Company accepted subscriptions for 6,500,000 shares of the Company’s common stock in a private placement offering at a purchase price of $0.20 per share, for an aggregate offering amount of $1,300,000.

On June 8, 2018, the Company accepted subscriptions from two non-affiliates for warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share expiring in four years.

The Company relied on the exemptions from federal registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation S, and Rule 506 promulgated thereunder, based on its belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 “non-accredited” investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment and/or were located outside the United States.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
101.SCH	XBRL Taxonomy Extension Schema Document

* Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta, Inc

Dated: December 21, 2018	By:	/s/Eric Rice
Eric Rice
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)	December 21, 2018
/s/Eric Rice
Eric Rice

/s/Jeffrey Doiron	President and Chief Operations Officer	December 21, 2018
Jeffrey Doiron

/s/Blake Gillette	Executive Vice-President	December 21, 2018
Blake Gillette