Form 10-Q
period 2018-10-31
QUANTA INC
filed 2018-12-27
CIK 1691430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 27, 2018
Common Stock, $0.001 par value per share	39,200,090 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information (Interim).

QUANTA, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of October 31, 2018	As of April 30, 2018
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$39,145	$6,314
Prepaid expense	-	54
Total Current Assets	39,145	6,368

FIXED ASSETS:
Machine, net of accumulated depreciation of $49,644	297,856	-
Deposit - Construction in progress	175,000	-
Total Fixed Assets	472,856	-

OTHER ASSETS:
Security deposit	16,770	-

TOTAL ASSETS	$528,771	$6,368

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$7,454	$262,000
Loans	110,000	24,738
TOTAL LIABILITIES	117,454	286,738

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,900,090 and 21,500,000 shares issued and outstanding as of October 31, 2018 and April 30, 2018, respectively	38,900	21,500
Subscription to Stock	161,000	-
Subscriptions Receivable	40,000	-
Additional paid in capital	3,202,702	29,339
Accumulated deficit	(3,031,285)	(331,209)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	411,317	(280,370)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$528,771	$6,368

See notes consolidated financial statements.

QUANTA, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended October 31, 2018	For the three months ended October 31, 2017
	(unaudited)	(unaudited)
INCOME:
Sales	$90,423	$4,258

Cost of Goods Sold	91,758	-

GROSS PROFIT	(1,335)	4,258

EXPENSES:
Contractors and employees	163,991	51,106
Selling, general, and administrative	210,227	47,185
Research and development	33,471	68,753
Total Expenses	407,689	167,044
NET OPERATING LOSS	(409,024)	(162,786)

Other Income:
Interest Income	10	-
Total Other Income	10	-

NET LOSS	$(409,014)	$(162,786)

Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding – basic and diluted	35,407,236	10,000,000

See notes to consolidated financial statements.

QUANTA, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended October 31, 2018	For the six months ended October 31, 2017
	(unaudited)	(unaudited)
INCOME:
Sales	$128,667	$5,762

Cost of Goods Sold	141,791	-

GROSS PROFIT	(13,124)	5,762

EXPENSES:
Contractors and employees	310,958	71,106
Selling, general, and administrative	347,609	82,797
Research and development	126,852	94,995
Total Expenses	785,419	248,898
NET OPERATING LOSS	(798,543)	(243,136)

Other Income and Expense:
Gain on sale of intangible asset	15,000	-
Loss on derivative liability	(485,385)	-
Interest paid	-	(810)
Interest Income	37	-
Total Other Income and Expenses	(470,348)	(810)

NET LOSS	$(1,268,891)	$(243,946)

Basic and diluted loss per share	$(0.04)	$(0.02)
Weighted average common shares outstanding – basic and diluted	31,913,572	10,000,000

QUANTA, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS FREIGHT SOLUTION, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended October 31, 2018	For the six months ended October 31, 2017
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,268,891)	$(243,946)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization	24,822	-
Common stock issued for services	12,127	-
Prepaid Expenses	54	-
Effect of changes in operating assets and liabilities:
Accounts Payable	(22,453)	-
Change in Derivative Liability	485,385	-
Payments for security deposit	(16,770)	-
Sales Tax Payable	4,105	-
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	487,270	-
Net cash provided by (used in) operating activities	(781,621)	(243,946)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of machine	(175,000)	(172,500)
Net cash provided used in investing activities	(175,000)	(172,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans	1,200	80,000
Principle payments toward loans		(70,000)
Proceeds from convertibles notes	-	419,000
Proceeds from private placement offering – common stock	810,518	-
Proceeds from subscribed stock investment round – common stock	161,000	-
Net cash provided by financing activities	972,718	429,000
CHANGE IN CASH	16,097	12,554
CASH AT BEGINNING OF PERIOD	23,048	107,754
CASH AT END OF PERIOD	$39,145	$120,308

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Taxes	$-	$-
Cash Paid for Interest	$-	$810
Non-Cash Financing and Investing Items:
Related party negotiated non-related party loans forgiveness	$18,538	$-
Related party negotiated accounts payable forgiveness	$247,000	$-
Change in accounts payable due to gain on sale of intangible asset	$15,000	$-
Notes payable converted into common stock along with derivative liability	$1,563,511	$-

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

History

Quanta, Inc (Quanta, Inc. and hereinafter referred to as “Quanta”, the “Company”, “we” or “us”) was incorporated on April 28, 2016 under the laws of the State of Nevada, as Freight Solution, Inc. On June 5, 2018 the Company experienced a change in control. In connection with the change in control the Company acquired Bioanomaly, Inc. through its wholly-owned subsidiary. On July 11, 2018 we changed our name from Freight Solution, Inc. to Quanta, Inc.

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

Change in Control

On June 5, 2018, the Company experienced a change in control (the “Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, a former officer and former director of the Company. Total liabilities at the time approximated $265,538 which included professional fees owed to software development firm and other consultants. The board of directors nominated Mr. Eric Rice to the board of directors on June 5, 2018. Mr. Rice became our Chief Executive Officer on June 5, 2018.

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

As consideration for the Merger, we issued the shareholders of Bioanomaly, Inc. an aggregate of 25,900,000 shares (the “Share Exchange”) of our common stock, par value $0.001 per share. Bioanomaly, Inc.’s existing shareholders along with Bioanomaly, Inc.’s convertible note holders received the requisite number of shares in the share exchange reflected by their ownership prior to the issuance of any additional shares. Bioanomaly, Inc.’s three founders received 21,908,810 shares in the Share Exchange, the convertible note holders received 3,771,040 shares in the Share Exchange and one other individual received 220,150 shares in the Share Exchange as payment for services related to the Bioanomaly, Inc.’s Joint Venture activity.

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

On July 11, 2018 the State of Nevada approved the name change from Freight Solution, Inc. to Quanta, Inc. completing the Merger Agreement. As a result of the Merger, the Bioanomaly, Inc. became a wholly-owned subsidiary of Quanta, Inc. The Merger is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. As a result of the Merger, Bioanomaly, Inc., the surviving entity in the Merger, became a wholly-owned subsidiary of Quanta, Inc. For accounting purposes, the Merger was treated as a “reverse acquisition” and Bioanomaly, Inc. was considered the accounting acquirer.

In connection with the Merger, 15,000,000 shares of our common stock were returned to treasury for no cost. The Bioanomaly, Inc. shareholders own approximately sixty-three percent (63%) of our issued and outstanding common stock. At the time of the Merger, the Company’s board of directors and officers were reconstituted by the resignation of our founder, Mr. Shane Ludington as Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer with the appointment of Mr. Eric Rice as Chairman, Chief Executive Officer, Chief Financial Officer and Mr. Jeffrey Doiron as President and Chief Operations Officer of the combined company. On June 6, 2018, the Company approved an amendment to its Articles of Incorporation to Quanta, Inc. The Secretary of State for Nevada approved the name change in August 2018.

Year end

The Company’s year-end is April 30th. Our wholly-owned subsidiary Bioanomaly, Inc.’s year-end is December 31st.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements (October 31, 2018 (unaudited)) and basis of presentation

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2018 and April 30, 2018, the Company cash equivalents totaled $211,692 and $6,314, respectively. There is no amount that is uninsured by the FDIC (Federal Deposit Insurance Corporation).

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260 - “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. For the three month periods ended October 31, 2018 and October 31, 2017, net loss per share is $(0.01) and $(0.02) respectively.

For the six month periods ended October 31, 2018 and October 31, 2017, net loss per share is $(0.04) and $(0.02) respectively.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred. During the three month periods ended October 31, 2018 and October 31, 2017, advertising costs totaled $14,870 and $2,130, respectively, and $22,633 and $3,137, respectively, for the six month periods then ended

Fair Value of Financial Instruments

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

The carrying amount of the Company's financial instruments approximate fair value as of October 31, 2018 and April 30, 2018 due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Company’s management evaluated recent accounting pronouncements through October 31, 2018 and believe none of them would have a material effect on the Company’s financial statements except for the following.

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved for as of October 31, 2018 and April 30, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related party transactions for the six month periods ended October 31, 2018 and October 31, 2017 were as follows:

During the six month period ended October 31, 2018, the Company paid shareholders of the Company, Mr. Eric Rice, Mr. Michael Oirech, and Mr. Blake Gillette $5,500, $19,060 and $17,577, respectively, for their services.

During the six month period ended October 31, 2017 the Company paid shareholders of the Company, Mr. Eric Rice, Mr. Michael Oirech, and Mr. Blake Gillette $0, $22,000, and $24,100, respectively, for their services

No other related party transactions occurred for the three month periods ended October 31, 2018 and October 31, 2017.

In connection with the Change in Control (see Note 1 – Organization) our founder who negotiated and guaranteed the forgiveness of certain debts of the Company. The Company recognized related party debt forgiveness of approximately $265,538 from nonrelated party notes payable and accounts payable negotiated and guaranteed by our founder. This transaction related in revenue from debt relief. This transaction occurred on or about June 5, 2018. Our founder, a former officer and former director guaranteed the forgiveness of these debts and received no compensation from it. .

In connection with the Merger Agreement, Mr. Rice original shares were increased by 9,743,571 shares of common stock, Mr. Hickman original shares were increased by 962,953 shares of common stock, and Mr. Gillette original shares were increased by 1,202,284 shares of common stock. The share increase was a forward split share associated with the share exchange. The number of shares did not increase or decrease the parties percentage of ownership prior to or in connection with the merger or share exchange.

During the six month period ended July 31, 2017, the Company received a loan in the amount of $20,000 from Mr. Hickman and repaid that amount during the three month period then ended.

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

On June 6, 2018, the Company executed the Merger Agreement (see Note 1 – Organization). In connection with the Merger Agreement 15,000,000 shares of common stock acquired in the Change in Control transaction were returned to treasury and cancelled. In connection with the Merger Agreement the shareholders of Bioanomaly, received 25,900,000 shares of our common stock. In connection with the Change in Control, the Company received subscriptions for 6,500,090 shares of its common stock in a private placement offering. The investors paid a purchase price of $0.20 per share for an aggregate offering amount of $1,300,000.

For the three months ended October 31, 2018, the company received $161,000 as in the form of 11 payments for its shares of $.001 par value per share common stock for a price of $0.50 per share. The shares had not been issued and the Company is obligated to issue the shares once the offering is completed. As of October 31, 2018, the Company is obligated to issue 322,000 shares. Subsequent to the period ended October 31, 2018 the Company received another $145,000 in subscriptions with another 290,000 shares of common stock to be issued. The offering will terminate upon the sale and completion of 3,000,000 shares of common stock. The offering is not registered with the SEC under the 1933 Act, or the securities laws of any state, and are being offered upon reliance upon certain exceptions from registration under the laws of the United States.

As of October 31, 2018, there were 38,900,090 shares of our common stock issued and outstanding. 322,000 shares are to be issued with respect to the recent offering.

Deferred offering costs

Deferred offering costs consisted of accounting fees, legal fees and other fees incurred related to our direct public offering. Upon completion of the public offering in 2017, we netted deferred offering costs of $34,161 against the net offering proceeds of $70,000 received in that offering. No deferred offering costs were incurred in connection with the private placement of 6,500,090 and the recent offering shares of our common stock or the aforementioned warrants or subscriptions.

NOTE 5 – JOINT VENTURES

In March 2017, the Company through its wholly owned subsidiary entered into a joint venture and exclusive license agreement (the “Joint Venture”) for the development, design, and manufacture of certain technology for commercialization. The Joint Venture obligates the Company to a contribution of $350,000 in order to pay for the cost of the technology machine. The Joint Venture provides for the exclusive use of a certain patent developed by Dr. Arthur Grant Mikaelian (the “Patent Holder”). The patent has an expiry of 2037. Profits from the Joint Venture are allocated 50/50 between the Company and the Patent Holder. Payments are required to be paid monthly to the Patent Holder. There are no amounts due to the Joint Venture as of October 31, 2018. Both parties to the Joint Venture are compliant with the contractual terms as of each period recorded.

On September 12, 2018, the Company through its wholly owned subsidiary entered into a joint venture with a Canadian corporation to expand the Quanta brand, technology and product lines in Canada (the “Canadian Joint Venture”). The Joint Venture terms were never effectuated into with no amounts being paid from either party, and so the Joint Venture agreement was voided. No amount is owed to either party.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

There are no future minimum commitments or contingencies as of October 31, 2018 except for the following:

On June 6th, 2018, the Company entered into a noncancelable operating lease on its headquarters requiring payments of $8,385 per month, with lease payments increase of 5% each year, ending on July 31, 2023. Future minimal rental payments under this noncancelable operating lease as of October 31 is:

October 31, 2018-October 31, 2019	101,878
October 31, 2019-October 31, 2020	106,972
November 1, 2020-October 31 2021	112,320
November 1, 2021-October 31 2022	117,936
November 1, 2022-July 31 2023	91,728
Total	$530,834

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

NOTE 7 –PROPERTY AND EQUIPMENT

During the year December 31, 2017, the Company pursuant to the Joint Venture purchased certain technological equipment for $347,500. The equipment is being depreciated on the straight line method over 7 years. Depreciation for this equipment has been determined to be 7 years.

During the six months ended October 31, 2018. The Company paid a deposit with the Patent Holder for another piece of equipment under the Joint Venture. As of October 31, 2018, the equipment is 50% complete, and under the terms of the Joint Venture has incurred costs of $175,000 and remitted an additional amount to the Patent Holder.

Depreciation expense for the six-month periods ended October 31, 2018 and October 31, 2017 is $24,822 and $0, respectively.

	As of October 31, 2018	As of April 30, 2018
Furniture and equipment	$-	$-
Machinery – Technology Equipment CIP	175,000	-
Machinery – Technology Equipment	347,500	-
Total property and equipment	522,500	-
Less accumulated depreciation	(49,644)	-
	$472,856	$-

NOTE 8 – INCOME TAXES

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	For the six month period ended October 31, 2018	For the six month period ended October 31, 2017
Federal income taxes at statutory rate	21.0%	35.0%
State income taxes at statutory rate	8.84%	8.84%
Valuation allowance	(29.84%)	(43.84%)
Effective tax rate	0.0%	0.0%

As of October 31, 2018, the Company had a net operating loss for tax purposes of $798,543.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended October 31, 2018 the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheet at October 31, 2018 relating to unrecognized tax benefits.

Under the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, the Company identified no significant uncertain tax positions in 2018. The Company files income tax returns in U.S. jurisdiction. There are no federal or state income tax examinations underway for these, and tax returns for the current year are still open to examination.

NOTE 9 - NOTE PAYABLE

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

During the six month period ended October 31, 2018, the Company entered into a new promissory note with a nonrelated party for $25,000. The $25,000 note and interest of $841 was paid in full prior to July 2018.

Short-term notes payable at October 31, 2018 and April 30, 2018 was $110,000 and $0, respectively.

NOTE 10 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the six month periods ended October 31, 2018 and October 31, 2017, there were no concentration of sales with respect to the Company’s revenues. Revenue for all customers during these periods was in the form of product sales and services. No single customer made up more than 10% or more of total revenues.

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

NOTE 11 – WARRANTS

In June 2018, 3,000,000 warrant shares were issued in connection with the sale of private placement offering. The fair value of the warrants were calculated based on the Black-Scholes model. See Note 5. The warrents are through private placement as the timing of the issuance of the warrants, as there was not a true public market as of the six months ended October 31, 2018. The value is accounted for to and from paid in capital, and so there is no true financial statement impact as of October 31, 2018. The warrants will expire in 4 years as of the issuance date. The warrants have not been exercised.

For the Black Scholes model calculation, we calculated a volatility rate averaging 73.1% based on other companies that with similar operations and size. Historical volatility was computed using daily pricing observations for recent periods. The Company believed this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the common stock equivalents. As of October 31, 2018, the fair value of these warrants was $4,468,006.

 The following table summarizes the assumptions used to estimate the fair value of warrants granted during the three months ended October 31, 2018:

For the three months ended October 31, 2018

Expected dividend yield	0%
Weighted-average expected volatility	73.1%
Weighted-average risk-free interest rate	2.77-2.85%
Expected life of warrants	4 years

The Company’s outstanding and exercisable warrants as of October 31, 2018 and December 31, 2017 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Fair Value

Warrants Outstanding and Exercisable as of December 31, 2017	-	$-	-	$-

Warrants granted (June 2018)	3,000,000	$0.30	4.00	$1,748,920

Warrants Forfeited	-	$-	-	$-

Warrants Exercised	-	$-	-	$-

Warrants Outstanding and Exercisable as of October 31, 2018	3,000,000	$0.30	4.00	$4,468,006

NOTE 12 – SUBSCRIPTION RECEIVABLE

During the three months ended July 31, 2018, the Company issued a net total of 250,000 shares of common stock for $0.20 per share in the private placement offering conducted in connection with the going public transaction. The total net purchase price of $50,000 had not been received as of July 31, 2018 and this amount is presented on the balance sheet as common stock subscriptions receivable, a contra-equity account. In addition, there was $13,000 in the escrow account as part of the going public transaction that was not deposited as of October 31, 2018, and so it was part of the common stock subscription receivable contra equity as well. The Company collected the total of $63,000 of the receivable subsequent to on August 9, 2018.

As part of the 692,000 shares in subscriptions entered for the three months ended October 31, 2018, there were 80,000 common shares at $.50 a share totaling $40,000 that was entered into, but the amount had not been paid as of October 31, 2018. This is presented on the balance sheet as common stock subscriptions receivable, a contra-equity account. The total subscription receivable as of October 31, 2018 is $40,000.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of October 31, 2018 through the date the financial statements were issued. The only significant events occurred during this period were:

On November 6th, 2018 the Company issued 300,000 shares to a vendor for professional services performed. Those services were valued at $90,000 or $0.30 per share.

Subsequent to the period ended October 31, 2018 the Company received another $145,000 in subscriptions with another 290,000 shares of common stock to be issued (See Note 4 – Share Capital).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

BioAnomaly Inc. was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies in multiple verticals. Our headquarters are located in Burbank, California.

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

Results of Operations

Summary of Key Results

Result of Operations for the quarter ended October 31, 2018 as Compared to the quarter ended October 31, 2017

Expenses - Expenses for the quarter ended October 31, 2018 were $407,689. Depreciation expense expended by the Company was $12,411. The Company incurred $374,218 in administrative and other costs associated with operations. The Company incurred research and development expenses of $33,471. Expenses for the quarter ended October 31, 2017 was $167,044. Depreciation expense expended by the Company was $0. The Company incurred $98,291 in administrative and other costs associated with our operations. The Company incurred research and development expenses of $68,753 for the quarter ended October 31, 2017. Expenses for the quarter ended October 31, 2018 are significantly higher than expenses for the quarter ended October 31, 2017.

Loss before provision for income taxes - Loss before provision for incomes taxes for the quarter ended October 31, 2018 was ($409,024). Loss before provision for incomes taxes for the quarter ended October 31, 2017 was ($162,786). We recorded no provision for federal income taxes for either period. We generated $90,423 and 4,248 in revenues from our products and services for the quarter ended October 31, 2018 and October 31, 2017.

Basic and diluted loss per share - Basic and diluted loss per share for the quarter ended October 31, 2018 was $0.01 per share. Weighted average basic and diluted number of shares outstanding was 35,407,236. Weighted average basic and diluted loss per share for quarter ended October 31, 2017 was $0.02 per share. Basic and diluted number of shares outstanding was 10,000,000.

Liquidity

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

As of October 31, 2018 and October 31, 2017, we owed $110,000 and $24,738 in connection with loans from several unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

The following activities and financial transactions occurred after our quarter ending October 31, 2018. They were the following:

On November 6th, 2018 the Company issued 300,000 shares to a vendor for professional services performed. Those services were valued at $90,000 or $0.30 per share.

Subsequent to the period ended October 31, 2018 the Company received another $145,000 in subscriptions with another 290,000 shares of common stock to be issued (See Note 4 – Share Capital).

With the acquisition of the new business as reported in our financial statements and footnotes therein we believe that adequate and sufficient financing has been obtained for the near term.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through October 31, 2018 and believe that none of them would have a material effect on the Company’s financial statements except for the following.

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

DESCRIPTION OF SECURITIES

General

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share. After the closing of the Merger, and assuming the issuance of the Exchange Shares, the shares of common stock sold in the private placement offering and the retirement of 15,000,000 shares of common stock, the Company had approximately 38,900,090 shares of common stock issued and outstanding as of October 31, 2018.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 6, 2018, in connection with the Merger Agreement, the Company issued an aggregate of 25,900,000 shares of its common stock to the former shareholders of Bioanomaly, Inc.

On June 8, 2018, the Company accepted subscriptions for 6,500,090 shares of the Company’s common stock in a private placement offering at a purchase price of $0.20 per share, for an aggregate offering amount of $1,300,000.

On June 8, 2018, the Company accepted subscriptions from two non-affiliates for warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share expiring in four years.

For the three months ended October 31, 2018, the Company accepted subscriptions from 10 non-affiliated investors in the aggregate amount of $161,000 for its shares of $.001 par value per share common stock for a price of $0.50 per share. The shares had not been issued and the Company is obligated to issue the shares once the offering is completed. As of October 31, 2018, the Company is obligated to issue 302,000 shares. Subsequent to the period ended October 31, 2018 the Company received another $145,000 in subscriptions with another 290,000 shares of common stock to be issued. The offering will terminate upon the sale and completion of 3,000,000 shares of common stock. The offering is not registered with the SEC under the 1933 Act, or the securities laws of any state, and are being offered upon reliance upon certain exceptions from registration under the laws of the United States.

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

For the three months ended October 31, 2018, the company accepted subscriptions from 10 non-affiliated investors in the aggregate amount of  $151,000 for its shares of $.001 par value per share common stock for a price of $0.50 per share. The shares had not been issued and the Company is obligated to issue the shares once the offering is completed. As of October 31, 2018, the Company is obligated to issue 302,000 shares. Subsequent to the period ended October 31, 2018 the Company received another $145,000 in subscriptions with another 290,000 shares of common stock to be issued. The offering will terminate upon the sale and completion of 3,000,000 shares of common stock. The offering is not registered with the SEC under the 1933 Act, or the securities laws of any state, and are being offered upon reliance upon certain exceptions from registration under the laws of the United States.

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

QUANTA, INC

Dated: December 27, 2018	By:	/s/ Eric Rice
Eric Rice
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)