Form 10-KT
period 2018-12-31
QUANTA INC
filed 2019-04-16
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________ or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2018 to December 31, 2018

333-216960

Commission file number

Quanta, Inc.

(formerly known as Freight Solution, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	81-2749032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3606 W Magnolia Blvd, Burbank, CA	91505
(Address of principal executive offices)	(Zip Code)

(424) 261-2568

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,100,000.

As of April 15, 2019, the registrant had 39,200,090 shares of Common Stock outstanding.

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this transition report.

The cautionary statements made in this transition report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Change in Fiscal Year End

On December 31, 2018 our board of directors approved a change in our fiscal year end from March 31st to December 31st. As a result of this change, we are filing this Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2018.

The Merger

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

Pursuant to the merger agreement, all the shareholders of Bioanomaly exchanged all of their shares of Bioanomaly for an aggregate of 21,908,810 newly issued shares of Freight Solution’s common stock. Freight Solution shareholders retained 6,500,000 shares of common stock, which represents 23% of the issued and outstanding stock following the merger.

Simultaneously with the Merger, the Company accepted subscriptions for 6,500,000 shares of common stock in a private placement offering (the “Offering”) at a purchase price of $0.20 per share, offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for the aggregate offering amount of $1,300,000. The Company also issued two non-affiliated individuals four-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.30 per share.

Following the consummation of the Merger, Quanta shareholders beneficially owned approximately sixty-three percent (63%) of the issued and outstanding Common Stock of the Registrant.

Overview

Quanta is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. Our proprietary technology uses quantum mechanics to increase bio-activity of targeted molecules to enhance the desired effects. We specialize in potentiating rare naturally occurring elements to create impactful and sustainable healing solutions that we believe will one day be as powerful and predictable as pharmaceutical drugs.

We offer our technology as a platform, making it accessible to existing high-quality product makers with existing distribution channels, as well as consumer products. Our mission is to power as many impactful, high-performing and wholly organic solutions as possible through wholly-owned product lines and a series of licensing and distribution partnerships.

Bioanomaly Inc. was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies in multiple verticals. Our headquarters is located in Los Angeles, California.

Business Model

Though we offer a small portfolio of our own products, the Quanta business model is also focused on co-branding partnerships with top-quality product developers and manufacturers through our “Powered by Quanta” platform. Our business model is very similar to the “Intel Inside” program. We help top brands in cannabis, anti-aging, health and wellness, stress management, pain management, fitness and brain performance enhancement increase the bio-activity of selected elements within their existing formulas to create new, higher performing product lines. In exchange for access to our technology we collect either monthly fees and/or profit share on new revenue created. With regard to cannabis partnerships, we do not participate in revenue, rather we provide our technology and services for a flat monthly fee.

We are currently working with brands that use the following elements in their product lines:

●	Turmeric
●	Arnica
●	Amino Acids
●	Lipids
●	Plant Proteins
●	Cannabinoids
●	Stem Cells
●	Kratom
●	Eucalyptus
●	Kanna

The Company has a profit sharing agreement with an individual in consideration of the Company’s exclusive use of patented technology developed by the individual. Pursuant to the agreement, profits (as defined in the agreement) from the Company’s operations will be allocated 50% to the Company and 50% to the individual. For the nine months ended December 31, 2018 and the year ended March 31, 2018, the Company incurred net losses and therefore no allocation of profit is due.

Addressable Markets

Though our initial focus has been cannabis, Quanta has the unique ability to work within any market that leverages plant matter elements for pain relief, anti-inflammatory and quality of life products. The Company is also entering the nutraceutical and phytoceutical industries and has plans to expand into multiple sectors in the coming years.

“Powered by Quanta”

Our “Powered by Quanta” program is a licensing platform designed to integrate our technology into existing top quality products around the globe. Once we align with a brand that meets our criteria of having both great products and large distribution, we build and install one of our remotely operated machines in their facility. Each time the partner makes products they simply place their materials in the chamber and answer 5 simple questions. This information is then sent to one of our scientists who will then input polarization specifications to fit the licensee’s needs.. Within the confines of the Quanta polarization machines, our technology uses electric and magnetic frequencies to communicate with and re-train the way electrons and the nucleus interact within targeted atoms. The result of this process is a molecule with higher energy/vibrational levels which helps to create a more impactful chemical reaction in the body. Once their batch is complete, we notify the partner to remove it from the machine. They then place “Powered by Quanta” on their products and collect a premium. 100% of our machines are run remotely on a dedicated fiber optic line for quality control, security and ease of use for our partners. Currently each machine can polarize 7.5 liters of oils every 4.25 hours.

Growth Strategy

CBD Products

Our technology significantly increases the bio-activity of CBD, which we believe puts us in a strong position for the future. We will work with top brands, but we will also be offering our own hemp-derived CBD products online and in traditional stores. Currently we are selling our fast-acting and high performing CBD Muscle Rub nationwide primarily through licensed medical professionals and fitness centers.

Licensing

Our current focus is solidifying licensing/co-branding partnerships with the top companies in the cannabis sector, though we are entering into multiple other markets as well. In the cannabis industry we are focused on working with high quality tetrahydrocannabinol (“THC”) brands. This allows us to offer the public a standardized experience with higher energy and reduced side effects without having to become a licensed cannabis company. Both recreational and medicinal THC brands are starting to realize the importance of market differentiation and a need for a standardized consumer experience. We are offering limited licenses in states which have legalized medicinal and/or recreational marijuana use. We are also looking to work with a small, select group of top CBD brands with large distribution and solid reputations.

Marketing and Distribution

We offer a scientific solution that is difficult for the public to understand, which makes education a large part of the marketing plan for Quanta. We plan to launch campaigns to offer free samples of our products in exchange for consumer information to build lists and eCommerce revenues. We have found that the best way to sell Quanta’s products is to have people try them and feel the difference, rather than to confuse them with how the company creates such performance.

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

Products and Services

Polarization Technology Licensing.

The Company owns proprietary technology that uses highly advanced frequency training to improve the performance of cannabinoids and other natural elements. For THC products, our core technology provides very specific advantages for partner brands such as increased energy and greatly reduced side effects (paranoia, anxiety, laziness and loss of cognitive functions) while standardizing the overall THC consumer experience. And for CBD products we offer increased time to activation and increased duration of performance.

The Company intends to monetize this intellectual property through 1) licensing agreements with cannabis brands that adhere to state medical and recreational marijuana laws and 2) establishing business relationships with scientific research organizations to develop biologic applications based upon specific plant research and development methodologies.

The Company owns intellectual property (recipes and process/methods) for use in medical marijuana topicals, edibles, vape, sub-lingual and lozenges. The Company’s proprietary muscle rub is unlike other topicals which may take up to an hour or more to take effect. Based upon preliminary results, our muscle rub generally takes effect within a period of 1-3 minutes. We believe the rapid acting characteristics of our muscle rub will overcome the major obstacle of penetrating the mainstream pain and muscle tension relief market. In addition to the muscle rub, we have other forms of topicals under development that assist with anti-aging, inflammation, sexual performance, testosterone balancing and weight loss.

Objectives

Our current strategy is to seek out new co-branding and licensing opportunities for our intellectual property while constantly looking for new strategic corporate and product acquisitions. We are also focused on developing and acquiring new patents, trade secrets, trademarks and other intellectual property.

Competition

CBD products have emerged as extremely popular items in today’s society. The CBD industry has quickly grown from a few large players to hundreds of startups burgeoning. Quanta stands out in a crowded market with a patented technology that allows for enhanced performance, onset, and duration. Creating a truly unique product in a saturated but popular market.

Employees

As of the date of this report, Quanta has 8 full time and 11 part time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Government Regulation

We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward. There are no regulatory notifications or actions pending.

Item 1A. Risk Factors.

Risks Related to the Business

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We have yet to establish any history of profitable operations. For the year ended December 31, 2018, we incurred a loss from operations of $1,613,972, used cash in operations of $1,028,501, and at December 31, 2018, we had a working capital deficiency of $134,236. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2018, the Company had cash on hand in the amount of $35,820. Subsequent to the December 31, 2018 the Company received $230,365 for subscriptions for shares of common stock to be issued in a private placement. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing

Quanta is and will continue to be completely dependent on the services of our Chief Executive Officer and President, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Quanta’s operations and business strategy are completely dependent upon the knowledge and business connections of Eric Rice and Jeffrey Doiron. They are under no contractual obligation to remain employed by us. If any should choose to leave us for any reason or become ill and unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Transition Report on Form 10-KT. We will likely fail without the services of our officers or an appropriate replacement(s).

Because we have only recently commenced business operations, we face a high risk of business failure.

The Company was formed in 2016. All of our efforts to date have related to developing our business plan and beginning business activities. Through December 31, 2018, we had limited operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy.

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

Thirty-three (33) states and the District of Columbia allow their citizens to use medical cannabis. In addition, the District of Columbia and ten (10) states (Alaska, California, Colorado, , Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont and Washington) have regulated the sale of cannabis for adult recreational use. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area including, but not limited to, the Sessions Memo. While there may be ample public support for legislative action, numerous factors impact the legislative process. For example, in November 2016, voters in Arizona rejected a ballot initiative that would have permitted the adult-use of cannabis. Further regulation attempts at the state level that create bad public policy could slow or stop further development of the cannabis industry. Any one of these or other factors could slow or halt use of cannabis, which would negatively impact our business.

We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

The Company’s future success depends largely on its ability to attract, hire, train and retain highly qualified technical personnel to provide the Company’s services. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company’s results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified technical personnel.

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

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third-parties, who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

●	be time-consuming and expensive to defend, whether meritorious or not;
●	require us to stop providing products or services that use the technology that allegedly infringes the other party’s intellectual property;
●	divert the attention of our technical and managerial resources;
●	require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;
●	prevent us from operating all or a portion of our business or force us to redesign our products, services or technology platforms, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;
●	subject us to significant liability for damages or result in significant settlement payments; or
●	require us to indemnify our customers.

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

Risks Related to Our Securities

Our Chairman, Chief Executive Officer and Chief Financial Officer currently own a majority of our voting power, and through this ownership, controls our Company and our corporate actions.

Eric Rice, our current Chairman, Chief Executive Officer and Chief Financial Officer currently holds approximately 46% of the voting power of the Company’s outstanding voting capital stock. He has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, this shareholder has the power to prevent or cause a change in control; therefore, without the aforementioned consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our Chairman and Chief Executive Officer may give rise to a conflict of interest between the Company and the Company’s shareholders.

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTC Markets platform under the symbol “QNTA.” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTC Markets quotation platform is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual restrictions on resale of such common stock discussed in this report lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of April 15, 2019, a total of 39,200,090 shares of our common stock were outstanding. Of those shares, only 6,500,000 are currently without restriction, in the public market. Upon the effectiveness of any registration statement we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. As of the date of effectiveness of such registration statement, such shares registered for resale will be freely tradable without restriction. Further, on December 22, 2019, 32,700,090 of our currently outstanding shares will become available for resale under Rule 144 promulgated under the Securities Act.

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

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. These FINRA requirements may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

If securities or industry analysts do not publish, or cease publishing, research or publish inaccurate or unfavorable research about our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and any trading volume could decline.

Any trading market for our common stock that may develop will depend in part on the research and reports that securities or industry analysts publish about us or our business, markets or competitors. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business or our market, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

We may have material liabilities that were not discovered before, and have not been discovered since, the closing of the Merger.

As a result of the Merger, the former business plan and management of the Company have been abandoned and replaced with the business and management team of BioAnomaly Inc. Prior to the Merger, there were no relationships or other connections among the businesses or individuals associated with those two entities. As a result, we may have material liabilities based on activities before the Merger that have not been discovered or asserted. We could experience losses as a result of any such undisclosed liabilities that are discovered in the future, which could materially harm our business and financial condition. Although the Merger Agreement contains customary representations and warranties from the Company concerning its assets, liabilities, financial condition and affairs, there may be limited or no recourse against our pre-Merger stockholders or principals in the event those representations prove to be untrue. As a result, our current and future stockholders will bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

We may be exposed to additional risks as a result of “going public” by means of a reverse acquisition transaction.

We may be exposed to additional risks because the business of Quanta has become a public company through a “reverse acquisition” transaction. There has been increased focus by government agencies on transactions such as the Merger in recent years, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result of the completion of that transaction. Further, as a result of our existence as a “shell company” under applicable rules of the SEC prior to the closing of the Merger and the filing of appropriate disclosures with the SEC on December 21, 2018, we are subject to certain restrictions and limitations for certain specified periods of time relating to potential future issuances of our securities and compliance with applicable SEC rules and regulations. Additionally, our “going public” by means of a reverse acquisition transaction may make it more difficult for us to obtain coverage from securities analysts of major brokerage firms following the Merger because there may be little incentive to those brokerage firms to recommend the purchase of our common stock. Further, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an initial public offering, or IPO, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock. The occurrence of any such event could cause our business or stock price to suffer.

We are not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as rule changes enacted by the SEC, the New York Stock Exchange and the NASDAQ Stock Market as a result of the Sarbanes-Oxley Act, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not presently required to comply with many of the corporate governance provisions we have not yet adopted certain of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Prior to the closing of the Merger, we believe we were a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from December 21, 2018, the date on which our amended Current Report on Form 8-K reflecting our status as a non-shell company, was filed with the SEC and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, other than Form 8-K reports. Therefore, unless we register our shares of common stock for sale under the Securities Act, most of our stockholders will be forced to hold their shares of our common stock for at least a 6-month period before they are eligible to sell those shares, and even after that 6-month period, sales may not be made under Rule 144 until December 21, 2019. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company under the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board. If we do, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with the effective dates of those accounting standards.

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, (4) December 31, 2022, the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act or (v) the date on which we qualify as a large accelerated filer. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any physical location. Quanta currently leases its corporate headquarters and other offices in Burbank California which lease expires in August, 2023. Because our current offices are insufficient in size for current and future operations, the Company plans to seek replacement office space around the Los Angeles area at the time of the expiration of the current lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock first became quoted on the OTC Markets under the trading symbol “FSIZ” on January 17, 2018. On August 16,, 2018 the Company changed its stock symbol to “QNTA.” The following table lists the high and low bid information for our common stock as quoted on the OTC Markets for the fiscal year ended April 30, 2018 and transition period ended December 31, 2018. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High ($)			Low ($)
December 31, 2018		$2.00		1.70
September 31, 2018		3.00		1.05
June 30, 2018		3.00		.75
March 31, 2018	$	N/A	*	N/A	*
December 31, 2017		N/A	*	N/A	*
September 31, 2017		N/A	*	N/A	*
June 30, 2017		N/A	*	N/A	*

* The first trade of common stock occurred in April 2018.

(b) Holders of Our Common Stock

As of the date of filing approximately we had 57 shareholders of record.

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

(d) Securities authorized for issuance under equity compensation plans

To date we have not authorized the issuance of any shares of common stock under equity compensation plans.

Transfer Agent and Registrar

The Company’s transfer agency is Action Stock Transfer located at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121. Telephone (801) 274-1088.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This form 10-KT contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KT that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

SUMMARY OF BUSINESS

Quanta is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. Our proprietary technology uses quantum mechanics to increase bio-activity of targeted molecules to enhance the desired effects. We specialize in potentiating rare naturally occurring elements to create impactful and sustainable healing solutions that can be as powerful and predictable as pharmaceutical drugs.

We offer our technology as a platform, making it accessible to existing high-quality product makers with existing distribution channels, as well as consumer products. Our mission is to power as many impactful, high-performing wholly organic solutions as possible through wholly-owned product lines and a series of licensing and distribution partnerships.

Bioanomaly Inc. was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies in multiple verticals. Our headquarters is located in Los Angeles, California.

Business Model

Though we offer a small portfolio of our own products, the Quanta business model is also focused on co-branding partnerships with top-quality product developers and manufacturers through our “Powered by Quanta” platform. Our business model is very similar to the “Intel Inside” program. We help top brands in cannabis, anti-aging, health and wellness, stress management, pain management, fitness and brain performance enhancement increase the bio-activity of selected elements within their existing formulas to create new, higher performing product lines. In exchange for access to our technology we collect either monthly fees and/or profit share on new revenue created. With regard to cannabis partnerships, we do not participate in revenue, rather we provide our technology and services for a flat monthly fee.

We are currently working with brands that use the following elements in their product lines:

●	Turmeric
●	Arnica
●	Amino Acids
●	Lipids
●	Plant Proteins
●	Cannabinoids
●	Stem Cells
●	Kratom
●	Eucalyptus
●	Kanna

Addressable Markets

Though our initial focus has been cannabis, Quanta has the unique ability to work within any market that leverages plant matter elements for pain relief, anti-inflammatory and quality of life products. The Company is also entering the nutraceutical and phytoceutical industries and has plans to expand into multiple sectors in the coming years.

“Powered By Quanta”

Our “Powered by Quanta” program is a licensing platform designed to integrate our technology into existing top quality products around the globe. Once we align with a brand that meets our criteria of having both great products and large distribution, we build and install one of our remotely operated machines in their facility. Each time the partner makes products they simply place their materials in the chamber and answer 5 simple questions. This information is then sent to one of our scientists who will then input polarization specifications to fit the licensee’s needs. Within the confines of the Quanta polarization machines, our technology uses electric and magnetic frequencies to communicate with and re-train the way electrons and the nucleus interact within targeted atoms. The result of this process is a molecule with higher energy/vibrational levels which helps to create a more impactful chemical reaction in the body. Once their batch is complete, we notify the partner to remove it from the machine. They then place “Powered by Quanta” on their products and collect a premium. 100% of our machines are run remotely on a dedicated fiber optic line for quality control, security and ease of use for our partners. Currently each machine can polarize 7.5 liters of oils every 4.25 hours.

Growth Strategy

Licensing

Our current focus is solidifying licensing/co-branding partnerships with the top companies in the cannabis sector, though we are entering into multiple other markets as well. In the cannabis industry we are focused on working with high quality THC brands. This allows us to offer the public a standardized experience with higher energy and reduced side effects without having to become a licensed cannabis company. Both recreational and medicinal THC brands are starting to realize the importance of market differentiation and a need for a standardized consumer experience. We are offering limited licenses in states which have legalized medicinal and/or recreational marijuana use. We are also looking to work with a small, select group of top CBD brands with large distribution and solid reputations.

CBD Products

Our technology significantly increases the bio-activity of CBD which we believe puts us in a strong position for the future. We will work with top brands, but we will also be offering our own hemp derived CBD products online and in traditional stores. Currently we are preparing to launch our fast-acting and high performing CBD Muscle Rub nationwide.

Marketing And Distribution

We offer a scientific solution that is difficult for the public to understand, which makes education a large part of the marketing plan for Quanta. We plan to launch campaigns to offer free samples of our products in exchange for consumer information to build lists and eCommerce revenues. We have found that the best way to sell Quanta’s products is to have people try them and feel the difference, rather than to confuse them with how the company creates such performance.

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

Products And Services

Polarization Technology Licensing.

The Company owns proprietary technology that uses frequency training to improve the performance of cannabinoids and other natural elements. For THC products our core technology provides very specific advantages for partner brands such as increased energy and greatly reduced side effects (paranoia, anxiety, laziness and loss of cognitive functions) while standardizing the overall THC consumer experience. And for CBD products we offer increased time to activation, increased duration of performance and

The Company intends to monetize this intellectual property through 1) licensing agreements in conjunction with cannabis brands that adhere to state medical and recreational marijuana laws and 2) establishing business relationships with scientific research organizations to develop biologic applications based upon specific plant research and development methodologies.

The Company owns intellectual property (recipes and process/methods) for use in medical marijuana topicals, edibles, vape, sub-lingual and lozenges. The Company’s proprietary muscle rub is unlike other topicals of which may take up to an hour or more to take effect. Based upon preliminary results, our muscle rub generally takes effect within a period of 1-3 minutes. We believe the rapid acting characteristics of our muscle rub will overcome the major obstacle of penetrating the main stream pain and muscle tension relief market. In addition to the muscle rub, we have other forms of topicals under development that assist with anti-aging, inflammation, sexual performance, testosterone balancing and weight loss.

Objectives

Our current strategy is to seek out new co-branding and licensing opportunities for our intellectual property while constantly looking for new strategic corporate and product acquisitions. We are also focused on developing and acquiring new patents, trade secrets, trademarks and other intellectual property.

RESULTS OF OPERATIONS

Summary of Key Results

Results of Operations for nine month transition period ended December 31, 2018 compared to the year ended March 31, 2018

Expenses

Operating expenses for the transition period ended December 31, 2018 were $1,717,584. The company incurred $207,600 in research and development costs. The Company incurred $1,055,805 in administrative and other costs associated with operations, including legal and professional fees of $128,289. These costs were not associated with our direct public offering efforts and therefor expensed as incurred.

Operating expenses for the year ended March 31, 2018 were $685,739. The company incurred $208,762 in research and development costs. The Company incurred $278,195 in administrative and other costs associated with operations, including legal and professional fees of $31,052. These costs were not associated with our direct public offering efforts and therefor expensed as incurred.

Other Income (Expense)

For the transition period ended December 31, 2018, the Company recognized $41,000 as gain on extinguishment of debt and $21,000 as gain on forgiveness of accrued interest.

For the year ended March 31, 2018, the Company incurred interest expense of $62,778.

Net Loss

Net loss for the transition period ended December 31, 2018 was $1,613,972. Net loss for the year ended March 31, 2018 was $735,687. We recorded no provision for federal income taxes for either period. We recorded $800 in minimum franchise tax for the state of California for the year ended March 31, 2018 which is included in administrative expenses.

Basic and diluted loss per share - Basic and diluted loss per share for the transition period ended December 31, 2018 was $.05 per share. Basic and diluted number of shares outstanding was 35,100,108. Basic and diluted loss per share for year ended March 31, 2018 was $0.03 per share. Basic and diluted number of shares outstanding was 21,908,810.

Result of Operations for the nine months ended December 31 , 2017

Operating expenses for the nine months ended December 31, 2017 were $424,594. The company incurred $146,273 in research and development costs. The Company incurred $165,665 in administrative and other costs associated with operations, including legal and professional fees of $23,268. These costs were not associated with our direct public offering efforts and therefor expensed as incurred.

Other Expense

During the nine months ended December 31, 2017, the Company incurred interest expense of $21,778

Net Loss – Net loss before provision for incomes taxes for the nine months ended December 31, 2017 was $430,808. We recorded no provision for federal income taxes for either period. We recorded $800 in minimum franchise tax for the state of California for the nine month ended December 31, 2018 which is included in administrative expenses above

Basic and diluted loss per share - Basic and diluted loss per share for the nine month ended December 31, 2017 was $0.02 per share. Basic and diluted number of shares outstanding was 21,908,810

Liquidity

We have yet to establish any history of profitable operations. For the nine month transitional period ended December 31, 2018, we incurred a loss from operations of $1,613,972, used cash in operations of $1,028,501, and at December 31, 2018, we had a working capital deficiency of $134,236. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2018, the Company had cash on hand in the amount of $35,820. Subsequent to the December 31, 2018 the Company received $230,365 for subscriptions for shares of common stock to be issued in a private placement. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing

Since acquiring the business plan most of our resources and work have been devoted to executing our business, testing and modification of our products, implementing financial systems and internal controls, and preparing for our recently completed direct public offering..

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

As of December 31, 2018 and March 31, 2018, we owed $180,000 and $80,000 in connection with short term loans from several unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

The following activities and financial transactions occurred during the transition period ending December 31, 2018. They were the following:

●	On June 5, 2018 the Company experienced a change in control. With the Change in Control transaction our board of directors and officers was reconstituted through the resignation of Shane Ludington as Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Registrant and the appointment of Mr. Eric Rice as Chairman, Chief Executive Officer and Chief Financial Officer and Mr. Jeffrey Doiron as President and Chief Operations Office
●	On June 6, 2018 the Company formed a wholly-owned subsidiary Quanta Acquisition Corp. in the state of California.
●	On June 6, 2018, the Company executed an Agreement of Merger and Plan of Reorganization, with Bioanomaly, Inc., a California corporation, d/b/a Quanta and Quanta Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, Quanta Acquisition Corp. merged with and into Quanta in a statutory reverse triangular merger with Quanta surviving as a wholly-owned subsidiary of the Company. Following the Merger, the Company adopted the business plan of Quanta.
●	On June 6, 2018, the Company cancelled 15,000,000 shares of common stock acquired through the Change in Control transaction.
●	As consideration for the Merger, the Company agreed to issue the shareholders of Quanta an aggregate of 21,908,810shares of our common stock, par value $0.001 per share.
●	Simultaneously with the Merger, the Company accepted subscriptions for 6,500,000 shares of Common Stock in a private placement offering of its Common Stock at a purchase price of $0.20 per share for an aggregate offering amount of $1,300,000.
●	The Company also issued two non-affiliated investors warrants to purchase 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.30 per share expiring in four years.
●	On July 11, 2018 the State of Nevada approved the name change from Freight Solution, Inc. to Quanta, Inc.

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

Bioanomaly Inc. was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies engaged in multiple verticals. Our headquarters is located in Burbank, California.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 8. Financial Statements and Supplementary Data.

The financial statements together with the report of our independent registered public accounting firm, required to be filed pursuant to this Item 8 are appended to this Transition Report on Form 10-KT. An index of those consolidated financial statements is found in Item 15 of this Transition Report on Form 10-KT.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 26, 2018, The Company’s Board of Directors, acting in capacity of an audit committee, approved the dismissal of PLS CPA as the Company’s independent registered public accounting firm. On July 27, 2018, the Board engaged B F Borgers CPA PC (“B F Borgers”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended April 30, 2018 and 2017, and through July 27, 2018, neither the Company, nor anyone acting on its behalf, consulted with B F Borgers regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that B F Borgers concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

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

On February 11, 2019, the Company’s Board of Directors, acting in capacity of an audit committee, approved the dismissal of B F Borgers as the Company’s independent registered public accounting firm. On February 11, 2019, the Board engaged Weinberg & Company (“Weinberg”) as the Company’s independent registered public accounting firm.

The audit report of B F Borgers on the consolidated financial statements of the Company for the most recent fiscal year ended April 30, 2018 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern

During the Company’s most recent fiscal year ended April 30, 2018 and the subsequent interim periods through February 11, 2019, (i) there were no disagreements with B F Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to B F Borgers’ satisfaction, would have caused B F Borgers to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years ended April 30, 2018 and April 30, 2017, and the subsequent interim periods through February 11, 2019, neither the Company nor anyone on its behalf consulted Weinberg regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Weinberg concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective in reaching that level of assurance.

Our Chief Executive Officer and Chief Financial Officer, Mr. Eric Rice, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Rice concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting were not effective as of December 31, 2018 due to the following material weaknesses:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding additional individuals with experience in the future when working capital permits and by working with our independent registered public accounting firm to refine our internal procedures.

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

This Transition Report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management consists of:

Name	Age	Title

Eric Rice	42	Founder, Chairman, Chief Executive Officer and Chief Financial Officer

Jeffrey Doiron	46	President and Chief Operations Officer

Eric Rice, Founder, Chairman, Chief Executive Officer and Chief Financial Officer. Prior to launching Quanta in 2016, Mr. Rice was the founder of 25 Ventures, a technology venture studio. Before that he was the CEO of TrepScore, an artificial intelligence platform for small business data from 2014 to 2016, and the COO of Business Rockstars from 2015 to 2016. Mr. Rice has no further activity or interest in any of these operations. He has built companies in numerous verticals including financial services, digital media, artificial intelligence, biotechnology, live gaming and cannabis. Mr. Rice leads Quanta’s operations and overall strategic direction. He holds a Bachelor of Arts Degree in SCS from Indiana University. Mr. Rice’s status as the founder along with his extensive experience in marketing led to the conclusion that he is qualified to serve in these capacities.

Jeffrey Doiron, President and Chief Operations Officer. Before taking over operations for Quanta, Mr. Doiron founded and grew one of the continent’s most innovative advanced digital agencies. He was the Managing Director and Cofounder of Fuel Industries Inc from 1999 through 2017. He uses his vast experience to connect new and exciting ideas with the right partners and brands. He guides the team to unlock their most creative selves and drive forward the momentum of the company. The Company concluded that Mr. Doiron’s past experiences and training render him qualified to serve in these capacities.

Board of Directors

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

At the very least all directors will be reimbursed by the Company for expenses incurred in attending directors’ meetings provided that the Company has sufficient resources to pay these expenses. The Company will consider in applying for officers and directors liability insurance at such time that it has the financial resources to do so.

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

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

Currently we have only one officer and one director (both of whom are the same person), and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;
●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or
●	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

Upon incorporation we adopted a written code of ethics applicable to our board of directors, officers and employees in accordance with applicable Federal and states securities laws. Our board of directors shall oversee compliance with the code of ethics as it relates to the Company through an officer designated by the board. Employees are required to report known and suspected breaches of our code of ethics to an appropriate supervisor, or in the case of officers and directors, to a senior officer designated by our board of directors. Our code of ethics is designed to deter wrongdoing and to promote:

●	honest and ethical conduct;
●	full, fair, accurate, timely and understandable disclosure in reports and documents that we will file with securities regulators and in our other public communications;
●	compliance with applicable laws, rules and regulations, including insider trading compliance; and
●	accountability for adherence to the code and prompt internal reporting of violations of the code, including illegal or unethical behavior regarding accounting or auditing practices.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement filed on Form S-1 on June 1, 2017

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers for the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018 and 2017.

Name and principal position (a)	Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Eric Rice, Founder, Chairman and Chief Executive Office	Transition Period ended December 31, 2018	$14,500	-	-	-	-	-		$14,500
	Fiscal Year ended April 30, 2018	-	-	-	-	-	-		-
	Fiscal Year ended April 30, 2017	-	-	-	-	-	-		-

Jeffrey Doiron President (1)	Transition Period ended December 31, 2018	$59,027	-	-	-	-	-	-	$59,027
	Fiscal Year ended April 30, 2018	-	-	-	-	-	-	-	-
	Fiscal Year ended April 30, 2017	-	-	-	-	-	-		-

(1)	Appointed June 6, 2018.

The Company entered into an employment agreement with Mr. Doiron on August 29, 2018 pursuant to which Mr. Doiron agreed to serve as President for annual compensation of $96,000. The agreement also provides for the issuance of 1,000,000 restricted shares pursuant to a vesting schedule. As of April 15, 2019, no shares have been granted or issued. The agreement has no set term and either party can terminate the agreement at any time. Mr. Doiron is entitled to one month of severance if the agreement is terminated by the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding beneficial ownership of the Company’s common stock as of April 15, 2019 by:

●	each person known by the Company to be the beneficial owner of more than 5% of outstanding Company common stock;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Common stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of class and percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of the Company’s common stock is based on 39,200,090 shares of Company common stock issued and outstanding as of April 15, 2019.

Unless otherwise indicated, New CPH believes that each person named in the table below has sole voting and investment power with respect to all shares of New CPH common stock beneficially owned by him or her.

Name And Address (1)	Beneficially Owned	Percentage Owned (2)
Eric Rice, Chairman, Chief Executive Officer	17,925,390	45.7%
Jeffrey Doiron, President	-	-%
All directors and officers as a group (2 persons)	17,925,390	45.7%

Other 5% Holders
Blake Gillette (2)	2,211,860	5.6%

(1) The address for all officers, directors and beneficial owners is 3606 W Magnolia Blvd, Burbank, Ca 91505.

(2) Mr. Gillette is our Executive Vice President.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended April 30, 2017 and 2018 and the transition period ended December 31, 2018. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the transition period ended December 31, 2018. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had any outstanding stock or option awards as of the fiscal years ended April 30, 2017 and 2018 and the transition period ended December 31, 2018. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Description of our Capital Stock

We were incorporated under the laws of the State of Nevada on April 28, 2016. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 25,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

Preferred Stock

Our articles of incorporation authorizes the issuance of 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our board of directors. No shares of Preferred Stock have been designated, issued or were outstanding as of the date of this report. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 25,000,000 shares of Preferred Stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future.

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

●	the number of shares and the designation of the series;
●	whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;
●	whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;
●	whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;
●	whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and
●	the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

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

Common Stock

Our articles of incorporation authorizes the issuance of 100,000,000 shares of Common Stock. There are 39,200,090 shares of our Common Stock issued and outstanding at April 16, 2019. The holders of our Common Stock:

●	have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;
●	are entitled to share ratably in all of the assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs;
●	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and
●	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

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

Shareholder Matters

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks (which they currently are and probably will be for the foreseeable future). Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Transition Report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Directors’ Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and shippers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Dissenters’ Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see NRS 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

●	listed on a national securities exchange,
●	included in the national market system by the Financial Industry Regulatory Authority (“FINRA”), or \
●	held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner’s interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days’ written notice. The records covered by this right include official copies of:

i.	the articles of incorporation, and all amendments thereto,
ii.	bylaws and all amendments thereto; and
iii.	a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our Transition Report on Form 10-KT. This form is filed with the Securities and Exchange Commission within 90 days after the close of each fiscal year hereafter. You can view these and our other filings at www.sec.gov in the “EDGAR” database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders’ meeting held upon the request and at the expense of the acquiring person. If the acquiring person’s shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An “acquiring person” means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. “Controlling interest” means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. “Control shares” means the company’s outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company’s articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

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

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an “interested shareholder.” As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company’s articles of incorporation provide otherwise. By the filing of our Registration Statement on Form S-1, we are not registering our Common Stock under Section 12(g) of the Exchange Act. However upon effectiveness of the Registration Statement on Form S-1 we became subject to those very statutes.

These provisions of Nevada law prohibit us from engaging in any “combination” with an interested stockholder for three years after the interested stockholder acquired the shares that cause him/her to become an interested shareholder, unless he had prior approval of our board of directors. The term “combination” is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, a “resident domestic corporation” means a Nevada corporation that has 200 or more shareholders. An “interested stockholder” is defined in NSR 78.423 as someone who is either:

●	the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or
●	our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years or the transition period ended December 31, 2018.

Related Person Transaction Policy

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Eric Rice is not an independent director because he currently holds the title of officer in the Company.

Item 14. Principal Accounting Fees and Services.

The following tables present the fees billed for the transition period ended December 31, 2018 and the year ended March 31, 2018 by Weinberg & Company, and the fiscal years ended April 30, 2018 and 2017 by Borgers CPA APC (“Borgers”) and PLS CPA (“PLS”).

The caption “Audit Fees” refers to the aggregate fees billed for the audit of the Company’s financial statements and review of financial statements included in the Company’s Form 10-Q and other SEC filings or services that were normally provided by the accountants in connection with statutory and regulatory filings or engagements for such periods. The caption “Audit-Related Fees” refers to the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”. The caption “Tax Fees” refers to the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning. The caption “All Other Fees” refers to the aggregate fees billed for products and services other than the services previously described.

All services reflected in the following fee tables were pre-approved, respectively, in accordance with the policy of the Board.

BF Borgers CPA APC

	Transition Period Ended December 31, 2018	Year Ended April 30, 2018
Audit fees	$-	$25,000
Audit-related fees
Tax fees
All other fees
Total Fees	$-	$25,000

Weinberg & Company

	Transition Period Ended December 31, 2018	Year Ended March 31, 2018
Audit fees	$30,000	$-
Audit-related fees
Tax fees
All other fees
Total Fees	$30,000	$-

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors.

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

Where You Can Find Additional Information

We have filed with the SEC this Annual Report on Form 10-K including exhibits. You may read and copy all or any portion of any reports, statements or other information in the files at Commission’s Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

You can request copies of these documents upon payment of a duplicating fee by writing to the SEC. You may call the SEC at 1-800-SEC-0330 for further information on the operation of its public reference room. The Company’s filings, including this Annual Report on Form 10-K, will also be available to you on the website maintained by the SEC at http://www.sec.gov.

The Company’s website is located at http://www.QuestSolution.com. The Company’s website and the information to be contained on that site, or connected to that site, are not part of or incorporated by reference into this filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-KT Transition Report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization among Freight Solution, Inc., Bioanomaly, Inc. and Quanta Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2018)
3.1	Articles of Incorporation of Quanta, Inc. (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)
3.2	Bylaws of Quanta, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Current Report filed with the Securities and Exchange Commission on February 5, 2019)
10.1	Conflict of Interest Agreement (Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)
10.2	Form of Subscription Agreement dated June 2018 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)
10.3	Form of Warrant dated June 2018 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)
10.4	Joint Venture Agreement by and between Quanta, Inc. and 2664431 Ontario Inc. dated as of September 5, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2018)
10.5*	Employment Agreement dated August 29, 2018
10.6*	Exclusive License and Joint Venture Agreement dated March 23, 2017
14.1	Quanta, Inc. Code of Business Ethics and Conduct (Incorporated by reference to Exhibit 14.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)
21.1*	Subsidiaries
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

The following are included as part of this Form 10-KT:

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta, Inc.

Dated: April 16, 2019	By:	/s/ Eric Rice
Eric Rice,
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Eric Rice	Chairman, Chief Executive Officer and Chief Financial Officer	April 16, 2019
Eric Rice	(Principal Executive and Principal Accounting Officer)

QUANTA, INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

Quanta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quanta, Inc. (the “Company”) as of December 31, 2018 and March 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the nine month transition period ended December 31, 2018 and the year ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and March 31, 2018, and the results of its operations and its cash flows for the nine month transition period ended December 31, 2018 and year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2018, the Company incurred a net loss and utilized cash in operations, and at December 31, 2018, had a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 16, 2019

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$35,820	$45,833
Accounts receivable	19,561	-
Total current assets	55,381	45,833

Equipment, net	372,880	284,755

Security deposit	16,770	-

Total assets	$445,031	$330,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$9,617	$21,000
Notes payable	180,000	80,000
Convertible notes payable	-	1,056,000
Total current liabilities	189,617	1,157,000

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,200,090 and 21,908,810 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	39,200	21,909
Shares to be issued (612,000 shares)	306,000	-
Additional paid-in capital	2,360,598	(11,909)
Accumulated deficit	(2,450,384)	(836,412)
Total stockholders’ equity (deficit)	255,414	(826,412)

Total liabilities and stockholders’ equity (deficit)	$445,031	$330,588

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended December 31, 2018	Nine months ended December 31, 2017	Year ended March 31, 2018
		(Unaudited)

Sales, net	$225,254	$15,564	$50,829
Cost of goods sold	183,681	-	38,000
Gross profit	41,573	15,564	12,829

Operating expenses:
Contractors and employees	454,179	112,656	198,782
Research and development	207,600	146,273	208,762
Selling, general, and administrative	1,055,805	165,665	278,195
Total operating expenses	1,717,584	424,594	685,739
Loss from operations	(1,676,011)	(409,030)	(672,910)

Other income (expense):
Interest expense	-	(21,778)	(62,778)
Interest income	39	-	1
Gain on forgiveness of accrued interest	21,000	-	-
Gain on extinguishment of debt	41,000	-	-
Other income and expense, net	62,039	(21,778)	(62,777)

Net loss	$(1,613,972)	$(430,808)	$(735,687)

Net loss per share, basic and diluted	$(0.05)	$(0.02)	$(0.03)
Weighted average common shares outstanding – basic and diluted	35,100,108	21,908,810	21,908,810

See notes to consolidated financial statements.

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, March 31, 2017	21,908,810	$21,909	$(11,909)	$-	$(100,725)	$(90,725)
Net loss for the year ended March 31, 2018	-	-		-	(735,687)	(735,687)
Balance, March 31, 2018	21,908,810	21,909	(11,909)	-	(836,412)	(826,412)
Shares issued for recapitalization	6,500,000	6,500	(6,500)	-	-	-
Costs of recapitalization	-	-	(495,760)	-	-	(495,760)
Shares issued for cash	6,500,090	6,500	1,293,518	-	-	1,300,018
Fair value of shares issued for settlement of convertible notes payable	3,771,040	3,771	1,011,229	-	-	1,015,000
Fair value of shares issued for services	520,150	520	193,510	-	-	194,030
Fair value of warrants issued for services	-	-	376,510	-	-	376,510
Shares to be issued	-	-	-	306,000	-	306,000
Net loss for the nine months ended December 31, 2018	-	-	-	-	(1,613,972)	(1,613,972)
Balance, December 31, 2018	39,200,090	$39,200	$2,360,598	$306,000	$(2,450,384)	$255,414

See accompanying notes to financial statements

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017	Year Ended March 31, 2018
		(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(1,613,972)	(430,808)	(735,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86,875	33,785	62,745
Fair value of shares issued for services	194,030	-	-
Fair value of warrants issued for services	376,510	-	-
Gain on forgiveness of accrued interest	(21,000)	-	-
Gain on extinguishment of debt	(41,000)	-	-
Accretion expense	-	-	41,000
Changes in operating assets and liabilities:
Accounts Receivable	(19,561)	-	-
Accounts payable and accrued liabilities	9,617	21,000	21,000
Net cash used in operating activities	(1,028,501)	(376,023)	(610,942)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(175,000)	(172,500)	(172,500)
Payments for security deposit	(16,770)	-	-
Net cash used in investment activities	(191,770)	(172,500)	(172,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	1,300,018	-	-
Proceeds from convertibles notes payable	-	494,000	1,015,000
Proceeds from notes payable	100,000	80,000	80,000
Principal payments of notes payable	-	(70,000)	(420,000)
Proceeds from shares to be issued	306,000	-	-
Costs of recapitalization	(495,760)	-	-
Net cash provided by financing activities	1,210,258	504,000	675,000
Decrease in cash	(10,013)	(44,523)	(108,442)
Cash and cash equivalents, beginning of period	45,833	68,021	154,275
Cash and cash equivalents, end of period	35,820	23,498	45,833

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	1,600	-	3,200
Cash paid for Interest	-	810	810

Non-cash investing and financing activities
Fair value of shares issued for settlement of convertible notes payable	1,015,000	-	-

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

AND THE YEAR ENDED MARCH 31, 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quanta, Inc (“the Company”) was incorporated as Freight Solution, Inc. on April 28, 2016 in the State of Nevada.

Effective June 6, 2018, Freights Solution and Bioanomaly, Inc. (“Bioanomaly”) entered in a merger agreement. Pursuant to the merger agreement, all the shareholders of Bioanomaly exchanged all of their shares of Bioanomaly for an aggregate of 21,908,810 newly issued shares of Freight Solution’s common stock. Freight Solution shareholders retained 6,500,000 shares of common stock, which represents 23% of the issued and outstanding stock following the merger. Immediately following the merger, the Board of Directors consisted of three members appointed by Bioanomaly and all former members of Freight Solution’s Board and former officers resigned.

The merger agreement contains customary representation and warranties of Freight Solution and, as applicable, Bioanomaly for like transactions. As a result of the merger, a change in control occurred. The merger will be treated as a reverse merger and recapitalization for financial reporting purposes with Bioanomaly deemed to be the accounting acquirer and Freight Solution deemed to be the legal acquirer. The historical financial statements of Freight Solution before the merger have been replaced with the historical financial statements of Bioanomaly before the merger in all future filings with the Securities and Exchange Commission (the “SEC”).

The Company incurred $495,760 of finders, legal, and advisory fees related to the merger. As the merger is considered a capital transaction in substance, these costs were charged directly to additional paid-in capital as a cost of the merger.

On July 11, 2018, the Company changed its name to Quanta, Inc. The Company is an applied science business focused on increasing energy levels of plant matter and increasing performance within the human body.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended December 31, 2018, the Company incurred a net loss of $1,613,972 and used cash in operating activities of $1,028,501, and at December 31, 2018, the Company had a had a working capital deficiency of $134,236. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2018, the Company had cash on hand in the amount of $35,820. Subsequent to the December 31, 2018 the Company received $230,365 for subscriptions for shares of common stock to be issued in a private placement. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing

Basis of presentation and change in fiscal year

The accompanying consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America, In December 2018, the Board of Directors of the Company approved a change in the Company’s fiscal year end from March 31 to December 31. The Company’s fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2019. The required transition period of April 1, 2018 to December 31, 2018 is included in the consolidated financial statements. For comparative purposes, the unaudited consolidated statements of operations and consolidated statements of cash flows for the nine months ended December 31, 2017 are also presented.

The accompanying unaudited consolidated statements of operations and consolidated statements of cash flows for the nine months ended December 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended December 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2018. These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2018 and notes thereto contained within this Form 10-KT.

Principles of Consolidation

The consolidated financial statements include the accounts of Quanta Inc, and its wholly-owned subsidiary, Bioanomaly, Inc. Intercompany transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, impairment analysis of long-term assets, valuation allowance on deferred income taxes, assumptions used in valuing stock instruments issued for services, and the accrual of potential liabilities. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

Equipment under construction includes equipment which is not ready for its intended use. No depreciation is applied to equipment under construction. Once construction is complete and the equipment is ready for its intended use and placed into service, the equipment will begin to be depreciated.

Management assesses the carrying value of equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the nine months ended December 31, 2018 and the year ended March 31, 2018, the Company determined there were no indicators of impairment of its property and equipment.

Revenue

Prior to April 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605 Revenue Recognition, upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was probable

Effective April 1, 2018, the Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue consists of revenue from sales of its CBD products. Generally, the Company’s performance obligations are transferred to the customer at a point in time, typically upon delivery of products. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

Cost of revenue includes direct costs and fees related to the sale of our products.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts if deemed necessary, do not bear interest, and payments are generally due within thirty to forty-five days of invoicing. The carrying value of accounts receivable approximates their fair value. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2018 and March 31, 2018, the Company did not record any allowance for uncollectible accounts.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Stock Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, and for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding warrants and convertible notes are exercised and the proceeds are used to purchase common stock at the average market price during the period. Warrants and convertible notes may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

At December 31, 2018 and March 31, 2018, there were 3,000,000 and 3,771,000, respectively, of potentially dilutive shares outstanding that have been excluded from calculation of weighted average shares as effect would have been anti-dilutive.

Advertising costs

Advertising costs are expensed as incurred. During the nine-month period ended December 31, 2018 and year ended March 31, 2018, advertising costs totaled $27,529 and $21,628, respectively.

Fair Value of Financial Instruments

The Company follows the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and notes payable, approximate their fair values because of the short-term nature of these financial instruments

Concentrations of risks

For the nine months ended December 31, 2018 and year ended March 31, 2018, no customer accounted for 10% or more of revenue or accounts receivable at period-end.

For the nine months ended December 31, 2018 and year ended March 31, 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At December 31, 2018, the Company did not have cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed.

Segments

The Company operates in one segment for the development and distribution of our CBD products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of Topic 842 on the Company’s financial statements and disclosures, though the adoption is expected to result in an increase in the assets and liabilities reflected on the Company’s balance sheets.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2018	March 31, 2018

Machinery-technology equipment	$347,500	$347,500
Machinery-technology equipment under construction	175,000	-
	522,500	347,500
Less accumulated depreciation	(149,620)	(62,745)

	$372,880	$284,755

Depreciation expense for the nine months ended December 31, 2018 and year ended March 31, 2018 was $86,875 and $62,745, respectively. As of December 31, 2018, the equipment under construction is approximately 50% complete, and is expected to be completed and placed into service during the year ended December 31, 2019.

NOTE 3 – NOTES PAYABLE

	As of	As of
	December 31, 2018	March 31, 2018

Note payable, due January 13, 2019, interest at 8.3% per annum, secured by all the assets of the Company. The Company did not pay the note when due and is currently working with the note holder to extend the due date.	$80,000	$80,000

Note payable, unsecured, due January 6, 2019, interest at 10% per year. The Company did not pay the note when due and is currently working with the note holder to extend the due date.	100,000	-

Total notes payable (all current portion)	$180,000	$80,000

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the year ended March 31, 2018, the Company issued nine convertible notes payable for an aggregate of $1,015,000. Each note payable is unsecured, accrues interest at 5% compounded annually, and matures 24 months from the date issued. The conversion price for each note is to be at the lower of (i) a 20% discount to the pricing of shares in a financing or (ii) at a price per share implied by the valuation cap determined for each note. The Company reviewed the guidance of ASC 480-10-25-14, which requires liability accounting for a financial instrument that embodies an unconditional obligation to transfer a variable number of equity shares if the monetary value of the obligation at inception is based solely or predominantly on any of the following: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares or (c) variations inversely related to changes in the fair value of the issuer’s equity shares.

Upon issuance, the Company anticipated that the convertible notes will be predominately paid off by the issuance of the Company’s equity shares. Accordingly, the Company determined that the Company’s obligation associated with the convertible notes payable are monetary amounts fixed at inception to be settled by a variable number of equity shares for the convertible notes. The Company determined that the fair value of the convertible notes was $1,181,250 which reflects the 20% discount to the conversion price. The convertible notes were being accreted to this fair value over the respective two year terms of the notes. At March 31, 2018, accretion of $41,000 was recorded and the balance of the convertible notes was $1,056,000.

On May 17, 2018, the Company and the convertible note holders entered into a conversion and settlement agreement whereby each note holder agreed to settle the outstanding principal of their note in exchange for shares of common stock of the Company. The amount of shares issued was agreed upon separately by each shareholder and the Company. The convertible notes payable principal totaled $1,015,000 and were converted into a total of 3,771,040 shares of common stock, at conversion prices ranging from $0.30 per share to $1.04 per share. On May 17, 2018, the convertible notes and accreted balance totaled $1,056,000, and the shares issued were measured at their fair value of $1,015,000. The difference of $41,000 was recorded as gain on settlement of debt.

NOTE 5 – INCOME TAXES

On December 22, 2017, the Tax Reform Act was signed into law which significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, effective January 1, 2018; allowing for the acceleration of expensing for certain business assets; requiring companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries; and eliminating U.S. federal income tax on dividends from foreign subsidiaries. The Company has no tax provision for any period presented due to its history of operating losses. As of December 31, 2018, the Company had deferred tax assets of approximately $498,000, resulting from certain temporary differences and net operating loss (“NOL”) carry-forwards of approximately $2,370,000, which are available to offset future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Due to the change in control of the Company (see Note 1), there are significant limitations on the use of the NOLs in future periods.

The income tax provision consists of the following for the nine months ended December 31, 2018 and the year ended March 31, 2018:

	December 31, 2018	March 31, 2018
Federal
Current	$-	$-
Deferred	-	-

State
Current	-	-
Deferred	-	-

Income tax provision	$-	$-

Components of deferred tax assets as of December 31, 2018 and March 31, 2018 are as follows:

	December 31, 2018	March 31, 2018
Net deferred tax assets – non-current:

NOL carry-forwards	$378,000	$162,000
Share-based compensation	120,000	-
Less valuation allowance	(498,000)	(162,000)

Deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the nine months ended December 31, 2018	For the year ended March 31, 2018

Federal statutory income tax rate	21.0%	30.0%

Change in valuation allowance	(21.0)	(30.0)

Effective income tax rate	0.0%	0.0%

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2014 are open to examination by United States and state tax authorities.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018 and March 31, 2018, no liability for unrecognized tax benefits was required to be recorded.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital consists of 125,000,000 shares, of which 100,000,000 shares are designated as shares of common stock, par value $0.001 per share, and 25,000,000 shares are designated as shares of preferred stock, par value $0.001 per share. No shares of preferred stock are currently outstanding. Shares of preferred stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. The voting powers, designations, preferences, limitations, restrictions, relative, participating, options and other rights, and the qualifications, limitations, or restrictions thereof, of the preferred stock are to be determined by the Board of Directors before the issuance of any shares of preferred stock in such series.

During the nine months ended December 31, 2018, the Company and convertible note holders entered into conversion and settlement agreements whereby $1,015,000 of convertible notes were converted into a total of 3,771,040 shares of common stock, at conversion prices ranging from $0.30 per share to $1.04 per share.

On June 6, 2018, the Company sold a total of 6,500,090 shares of common stock in private placements at $0.20 per share, for aggregate gross proceeds of $1,300,018.

During the nine months ended December 31, 2018, the Company issued 520,150 shares of common stock to two individuals for services. The shares were valued based on contemporaneous sales of the Company’s common stock at prices ranging from $0.20 to $0.50 per share for total fair value of $194,030. During the nine months ended December 31, 2018, the Company recognized compensation costs of $194,030 related to these shares, which is included in selling, general, and administrative expense on the accompanying consolidated statement of operations. There were no shares of common stock issued for services during the year ended March 31, 2018.

During the nine months ended December 31, 2018, the Company received $306,000 for subscriptions to purchase 612,000 shares of its common stock in a private placement at a price of $0.50 per share. Subsequent to December 31, 2018 the Company received an additional $230,365 in subscriptions for an additional 467,730 shares of common stock to be issued. As of December 31, 2018, and through the date of the financial statements, the shares had not been issued. The private placement offering is expected to terminate upon the sale of 3,000,000 shares of common stock and the Company is obligated to issue the shares once the private placement offering is completed.

NOTE 7 – WARRANTS

On June 6, 2018, the Company issued warrants to purchase 3,000,000 shares of its common stock to two consultants for services with a total fair value of $376,510 determined using the Black-Scholes-Merton Option Pricing model. The options are exercisable at $0.30 per share, were vested immediately, and expire in June 2022. During the nine months ended December 31, 2018, the Company recognized compensation costs of $376,510 related to these warrants which is included in selling, general, and administrative expense on the accompanying consolidated statement of operations. There were no warrants issued during the year ended March 31, 2018.

The Black-Scholes-Merton inputs used were as follows: risk free interest rate of 1.7%, expected volatility of 100%, expected term of 4.0 years, and expected dividend rate of 0%. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility is based on other companies that with similar operations and size. The expected life of the warrants was based on the remaining terms of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

There were no warrants outstanding at March 31, 2018. The table below summarizes the Company’s warrant activities for the nine months ended December 31, 2018:

	Number of warrants	Weighted Average Exercise Price	Contractual Life in Years

Warrants Outstanding and Exercisable as of March 31, 2018	-	$-	-
Granted	3,000,000	$0.30	4.00
Exercised	-	$-	-
Expired	-	$-	-
Warrants Outstanding and Exercisable as of December 31, 2018	3,000,000	$0.30	4.00

The following table summarizes information concerning the Company’s stock warrants as of December 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.30	3,000,000	4.00	$0.30	3,000,000	4.00	$0.30

At December 31, 2018, intrinsic value of the warrants was approximately $600,000. There were no warrants outstanding at March 31, 2018.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has a profit sharing agreement with an individual in consideration of the Company’s exclusive use of patented technology developed by the individual. Pursuant to the agreement, profits (as defined) from the Company’s operations will be allocated 50% to the Company and 50% to the individual. For the nine months ended December 31, 2018 and the year ended March 31, 2018, the Company incurred net losses and therefore no allocation of profit is due.

On June 6, 2018, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $8,385 per month, with lease payments increasing 5% each year, and ending on July 31, 2023. As of December 31, 2018, the Company’s future minimum rental payments for its headquarters office are as follows:

Year ending December 31:
2019	$102,716
2020	108,292
2021	113,707
2022	119,392
2023	61,152

Total	$505,259

