Form 10-Q
period 2019-03-31
QUANTA INC
filed 2019-05-17
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 333-216960

Quanta, Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-2749032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3606 W. Magnolia Blvd., Burbank, CA	91505
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (424) 261-2568

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	QNTA	OTC Markets

As of May 14, 2019, the registrant had 39,200,090 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$82,723	$35,820
Accounts receivable	17,553	19,561
Total current assets	100,276	55,381

Equipment, net	413,922	372,880
Operating lease right-of-use asset, net	390,378	-
Security deposit	16,770	16,770

Total assets	$921,346	$445,031

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$7,897	$9,617
Notes payable	175,850	180,000
Deferred revenue, distribution agreement current portion	33,300	-
Operating lease liabilities, current portion	73,800	-
Total current liabilities	290,847	189,617

Long term liabilities
Deferred revenue, distribution agreement long-term portion	60,490	-
Operating lease liabilities, long-term portion	324,510	-
Total liabilities	675,847	189,617

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,200,090 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	39,200	39,200
Shares to be issued (957,750 shares and 612,000 shares, respectively)	478,866	306,000
Additional paid-in capital	2,360,598	2,360,598
Accumulated deficit	(2,633,165)	(2,450,384)
Total stockholders’ equity (deficit)	245,499	255,414

Total liabilities and stockholders’ equity (deficit)	$921,346	$445,031

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(Unaudited)	(Unaudited)
Sales, net	$224,358	$35,265
Distributor fees	6,210	-
Total revenue	230,568	35,265
Cost of goods sold	58,733	18,000
Gross profit	171,835	17,265

Operating expenses:
Employees compensation and contractors	187,540	117,126
Selling, general, and administrative	162,916	78,744
Research and development	-	62,489
Total operating expenses	350,456	258,359
Loss from operations	(178,621)	(241,094)

Other income (expense):
Interest expense	(4,160)	(30,000)
Other income and expense, net	(4,160)	(30,000)

Net loss	$(182,781)	$(271,094)

Net loss per share, basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding – basic and diluted	39,200,090	21,908,810

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three months ended March 31, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2018	39,200,090	$39,200	$2,360,598	$306,000	$(2,450,384)	$255,414
Shares to be issued				172,866		172,866
Net loss for the three months ended March 31, 2019	-	-		-	(182,781)	(182,781)
Balance, March 31, 2019 (Unaudited)	39,200,090	$39,200	$2,360,598	$478,866	$(2,633,165)	$245,499

Three months ended March 31, 2018 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2017	21,908,810	$21,909	$(11,909)	$-	$(565,318)	$(555,318)
Net loss for the three months ended March 31, 2018	-	-		-	(271,094)	(271,094)
Balance, March 31, 2018 (Unaudited)	21,908,810	$21,909	$(11,909)	$-	$(836,412)	$(826,412)

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(182,781)	$(271,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,958	28,960
Amortization of right-of-use asset	19,242	-
Interest accrual	4,160	-
Changes in operating assets and liabilities:
Accounts receivable	2,008	-
Accounts payable and accrued liabilities	(5,880)	-
Deferred revenue	93,790	-
Operating lease liabilities	(11,310)	-
Net cash used in operating activities	(51,813)	(242,134)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(70,000)	-
Net cash used in investment activities	(70,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertibles notes payable	-	264,500
Proceeds from notes payable	(17,150)	-
Principal payments of notes payable	13,000	-
Proceeds from shares to be issued	172,866	-
Net cash provided by financing activities	168,716	264,500

Increase (decrease) in cash	46,903	22,366
Cash and cash equivalents, beginning of period	35,820	23,467
Cash and cash equivalents, end of period	$82,723	$45,833

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	-	-
Cash paid for Interest	-	-

Non-cash investing and financing activities
Initial recognition of operating lease right-of-use asset and operating lease liabilities	$409,620	$-

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quanta, Inc (formerly “Bioanomaly”), a California corporation, was incorporated on December 27, 2016 and commenced operations in 2017. On June 6, 2018, Bioanomaly completed a merger with Freight Solution, Inc (“Freight Solution”), a Nevada corporation. Pursuant to the merger agreement, all the shareholders of Bioanomaly exchanged all of their shares of Bioanomaly for an aggregate of 21,908,810 newly issued shares of Freight Solution’s common stock. After the merger was completed, the Bioanomaly shareholders owned approximately 77% of the outstanding shares of common stock of Freight Solution and the original shareholders of Freight Solution owned approximately 23% of the outstanding shares of common stock of Freight Solution. The transaction was accounted for as a reverse merger (recapitalization) with Bioanomaly deemed to be the accounting acquirer and Freight Solution deemed to be the legal acquirer. Upon the closing, Bioanomaly changed its name to Quanta, Inc. (the “Company”). The financial statements presented herein are those of the accounting acquirer (i.e., Bioanomaly) given the effect of the issuance of 6,500,000 shares of common stock upon completion of the transaction. In addition, the Company incurred expenses of $495,760 in connection with the reverse merger.

The Company is an applied science business focused on increasing energy levels of plant matter and increasing performance within the human body.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2019, the Company incurred a net loss of $182,781 and used cash in operating activities of $51,813, and at March 31, 2019, the Company had a had a working capital deficiency of $190,571. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $82,723. Subsequent to the March 31, 2019 the Company received $142,500 for subscriptions for shares of common stock to be issued in a private placement. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019. The Condensed Consolidated Balance Sheet information as of December 31, 2018 was derived from the Company’s audited Consolidated Financial Statements as of and for the nine month period ended December 31, 2018, included in the Company’s Annual Report on Form 10-KT filed with the SEC on April 16, 2019. These financial statements should be read in conjunction with that report.

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

Revenue

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts . ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases . Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $409,620, lease liabilities for operating leases of $409,620, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”) and elected to not separate lease components and non-lease components for its long-term leases. Lease expense is recognized on a straight-line basis over the lease term. See Note 3 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

For the three months ended March 31, 2019, the dilutive impact of warrants exercisable into 3,000,000 shares of the Company’s common stock have been excluded because their impact on the loss per share is anti-dilutive. For the three months ended March 31, 2018, the dilutive impact of notes payable convertible into 3,771,000 shares of the Company’s common stock have been excluded because their impact on the loss per share is anti-dilutive.

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

For the three months ended March 31, 2019 and March 31, 2018, no customer accounted for 10% or more of revenue or accounts receivable at period-end.

For the three months ended March 31, 2019 and March 31, 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits, which may from time to time exceed the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - DISTRIBUTION AGREEMENT

Effective January 22, 2019, the Company entered into an agreement with Della Strada Wholesale for the exclusive rights to distribute the Company’s products in the state of Colorado for three years. In consideration, the Company received a total one-time payment of $100,000 which will be recognized as revenue on a straight line basis over the three year life of the agreement. For the three months ended March 31, 2019, the Company recognized revenue related to this agreement in the amount of $6,210. For the three months ended March 31, 2018, no distribution fee revenue was recorded.

NOTE 3 - OPERATING LEASE

In June 2018, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $8,385 per month, payments increasing 5% each year, and ending on July 31, 2023. At March 31, 2019, the remaining lease term was 4.5 years. The Company does not have any other leases.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$33,087

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$25,155
Weighted average remaining lease term – operating leases (in years)	4.5
Average discount rate – operating leases	8.3%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2019
Operating leases
Long-term right-of-use assets	$390,378

Short-term operating lease liabilities	$73,800
Long-term operating lease liabilities	324,510
Total operating lease liabilities	$398,310

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 9 months)	$77,561
2020	108,292
2021	113,707
2022	119,392
2023	61,152
Total lease payments	480,104
Less: Imputed interest/present value discount	(81,794)
Present value of lease liabilities	$398,310

Lease expenses were $33,087 and $17,400 during the three months ended March 31, 2019 and 2018, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019, the Company received $172,866 for subscriptions to purchase 345,750 shares of its common stock in a private placement at a price of $0.50 per share

Subsequent to March 31, 2019 the Company received an additional $142,500 in subscriptions for an additional 285,000 shares of common stock to be issued. As of March 31, 2019, and through the date of the financial statements, the shares had not been issued. The private placement offering is expected to terminate upon the sale of 3,000,000 shares of common stock and the Company is obligated to issue the shares once the private placement offering is completed.

NOTE 5 – WARRANTS

In 2018, the Company issued warrants exercisable into 3,000,000 shares of common stock. The warrants were fully vested when issued, have an exercise price of $0.30 per share, and expire in 2022. A summary of warrant activity during the three months ended March 31, 2019 is presented below:

	Number of warrants	Weighted Average Exercise Price	Contractual Life in Years

Warrants Outstanding and Exercisable as of December 31, 2018	3,000,000	$0.30	4.00
Granted	-	$-	-
Exercised	-	$-	-
Expired	-	$-	-
Warrants Outstanding and Exercisable as of March 31, 2019	3,000,000	$0.30	3.75

The following table summarizes information concerning the Company’s stock warrants as of March 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.30	3,000,000	3.75	$0.30	3,000,000	3.75	$0.30

At March 31, 2019 and December 31, 2018, intrinsic value of the warrants was approximately $600,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has a profit sharing agreement with an individual in consideration of the Company’s exclusive use of patented technology developed by the individual. Pursuant to the agreement, profits (as defined) from the Company’s operations will be allocated 50% to the Company and 50% to the individual. For the three months ended March 31, 2019 and March 31, 2018, the Company incurred net losses and therefore no allocation of profit is due.

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

Results of Operations

Summary of Key Results

Result of Operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018

Revenue – Revenues for the for the three months ended March 31, 2019 were $230,568, compared to revenues for the three months ended March 31, 2018 of $35,265.

Expenses -Operating expenses for the three months ended March 31, 2019 were $350,456. The Company incurred $162,916 in administrative and other costs associated with operations, including legal and professional fees of $16,564.

Operating expenses for the three months ended March 31, 2018 were $258,359. The Company incurred $79,744 in administrative and other costs associated with operations, including legal and professional fees of $7,785. The company incurred $62,489 in research and development costs.

Net loss - Net loss for the three months ended March 31, 2019 and March 31, 2018 was $182,781 and $271,094. We recorded no provision for federal income taxes for either period.

Critical Accounting Policies and Estimates

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

Revenue

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts . ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Liquidity and Capital Resources

We have yet to establish any history of profitable operations. For the three month period ended March 31, 2019, we incurred a loss from operations of $182,781, used cash in operations of $51,813 and at March 31, 2019, we had a working capital deficiency of $190,571. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $82,723. Subsequent to March 31, 2019, the Company received $142,500 for subscriptions for shares of common stock to be issued in a private placement. Management estimates that the current funds on hand will be sufficient to continue operations through the next 6 months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

As of March 31, 2019 and 2018, we owed $175,850 and $80,000 respectively in connection with short term loans from unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) We do not have written documentation of our internal control policies and procedures, and (2) We do not have sufficient segregation of duties within accounting functions. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Transition Report on Form 10-KT for the transition period from April 1, 2018 to December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2019, the Company received $172,866 for subscriptions to purchase 345,750 shares of its common stock in a private placement at a price of $0.50 per share

Subsequent to March 31, 2019 the Company received an additional $142,500 in subscriptions for an additional 285,000 shares of common stock to be issued. As of March 31, 2019, and through the date of the financial statements, the shares had not been issued. The private placement offering is expected to terminate upon the sale of 3,000,000 shares of common stock and the Company is obligated to issue the shares once the private placement offering is completed.

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

QUANTA, INC

Dated: May 17, 2019	By:	/s/ Eric Rice
Eric Rice
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

