Form 10-Q
period 2019-06-30
QUANTA INC
filed 2019-08-19
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 000-56025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 19, 2019, the registrant had 41,823,505 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$29,100	$35,820
Accounts receivable	41,978	19,561
Total current assets	71,078	55,381

Equipment, net	385,128	372,880
Operating lease right-of-use asset, net	370,791	-
Security deposit	16,770	16,770

Total assets	$843,767	$445,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,095	$9,617
Notes payable	150,850	180,000
Deferred revenue, distribution agreement current portion	34,104	-
Operating lease liabilities, current portion	76,615	-
Total current liabilities	307,664	189,617

Long term liabilities
Deferred revenue, distribution agreement long-term portion	51,160	-
Operating lease liabilities, long-term portion	304,752	-
Total liabilities	663,576	189,617

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,823,505 and 39,200,090 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	41,823	39,200
Shares to be issued (2,862,750 and 612,000 shares to be issued as of June 30, 2019 and December 31, 2018, respectively)	2,303,797	306,000
Additional paid-in capital	2,374,228	2,360,598
Accumulated deficit	(4,539,657)	(2,450,384)
Total stockholders’ equity	180,191	255,414

Total liabilities and stockholders’ equity	$843,767	$445,031

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$308,951	$24,666	$533,120	$24,930
Distributor license fees	8,526	-	14,736	-
Total revenue	317,477	24,666	547,856	24,930
Cost of goods sold	100,808	28,186	159,541	46,186
Gross profit (loss)	216,669	(3,520)	388,315	(21,256)

Operating expenses:
Employees compensation and contractors	305,916	100,864	493,456	217,991
Selling, general, and administrative	1,719,457	157,705	1,882,184	211,443
Research and development	81,759	94,140	81,759	156,630
Total operating expenses	2,107,132	352,709	2,457,399	586,064
Loss from operations	(1,890,463)	(352,229)	(2,069,084)	(607,320)

Other income (expense):
Interest Income	-	14	-	14
Gain on extinguishment of debt	-	62,000	-	62,000
Interest expense	(16,029)	-	(20,189)	-
Other income (expense), net	(16,029)	62,014	(20,189)	62,014

Net loss	$(1,906,492)	$(290,215)	$(2,089,273)	(545,306)

Net loss per share, basic and diluted	$(0.05)	$(0.01)	$(0.05)	$(0.02)
Weighted average common shares outstanding – basic and diluted	39,223,665	26,439,818	39,211,943	24,174,314

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three months ended June 30, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, March 31, 2019	39,200,090	$39,200	$2,360,598	$478,866	$(2,633,165)	$245,499
Shares to be issued	-	-	-	452,500	-	452,500
Fair value of shares for services	32,505	33	16,220	1,372,431	-	1,388,684
Fair value of shares issued for cashless exercise of warrants	2,590,910	2,590	(2,590)	-	-	-
Net loss	-	-		-	(1,906,492)	(1,906,492)
Balance, June 30, 2019 (Unaudited)	41,823,505	$41,823	$2,374,228	$2,303,797	$(4,539,657)	$180,191

Six months ended June 30, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2018	39,200,090	$39,200	$2,360,598	$306,000	$(2,450,384)	$255,414
Shares to be issued	-	-	-	625,366	-	625,366
Shares for services	32,505	33	16,220	1,372,431	-	1,388,684
Shares issued for cashless exercise of warrants	2,590,910	2,590	(2,590)	-	-	-
Net loss	-	-	-	-	(2,089,273)	(2,089,273)
Balance, June 30, 2019 (Unaudited)	41,823,505	$41,823	$2,374,228	$2,303,797	$(4,539,657)	$180,191

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

Three months ended June 30, 2018 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, March 31, 2018	21,908,810	$21,909	$(11,909)	$-	$(836,412)	$(826,412)
Shares issued for recapitalization	6,500,000	6,500	(6,500)
Costs of recapitalization			(495,760)			(495,760)
Shares issued for cash	6,500,090	6,500	1,293,518			1,300,018
Fair value of shares issued for notes payable	3,771,040	3,771	1,011,229			1,015,000
Fair value of shares issued for services	220,150	220	43,810			44,030
Fair value of warrants issued for services			376,510			376,510
Net loss	-	-		-	(290,215)	(290,215)
Balance, June 30, 2018 (Unaudited)	38,900,090	$38,900	$(2,210,898)	$-	$(1,126,627)	$1,123,171

Six months ended June 30, 2018 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2017	21,908,810	$21,909	$(11,909)	$-	$(581,321)	$(571,321)
Shares issued for recapitalization	6,500,000	6,500	(6,500)			-
Costs of recapitalization			(495,760)			(495,760)
Shares issued for cash	6,500,090	6,500	1,293,518			1,300,018
Fair value of shares issued for notes payable	3,771,040	3,771	1,011,229			1,015,000
Fair value of shares issued for services	220,150	220	43,810			44,030
Fair value of warrants issued for services			376,510			376,510
Net loss	-	-		-	(545,306)	(545,306)
Balance, June 30, 2018 (Unaudited)	38,900,090	$38,900	$2,210,898	$-	$(1,126,627)	$1,123,171

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,089,273)	$(545,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72,252	28,960
Fair value of shares for services	1,388,684	44,030
Fair value of warrants issued for services	-	376,510
Gain on forgiveness of accrued interest	-	(21,000)
Gain on extinguishment of debt	-	(41,000)
Amortization of right-of-use asset	38,829	-
Interest accrual	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	(22,417)	-
Accounts payable and accrued liabilities	16,479	3,238
Deferred revenue	85,264	-
Operating lease liabilities	(28,253)	-
Net cash used in operating activities	(518,435)	(154,568)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(84,500)	(175,000)
Net cash used in investment activities	(84,500)	(175,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued	625,365	-
Proceeds from shares issued for cash	-	1,300,018
Proceeds from convertibles notes payable	-	176,000
Proceeds from notes payable	13,000	85,000
Principal payments of notes payable	(42,150)	(380,000)
Costs of recapitalization	-	(495,760)
Net cash provided by financing activities	596,215	685,258

Increase (decrease) in cash	(6,720)	355,690
Cash and cash equivalents, beginning of period	35,820	23,467
Cash and cash equivalents, end of period	$29,100	$379,157

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	-	3,200
Cash paid for Interest	-	-

Non-cash investing and financing activities
Fair value of shares issued for settlement of convertible notes payable	$-	$1,015,000
Initial recognition of operating lease right-of-use asset and operating lease liabilities	$409,620	$-

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018 (UNAUDITED)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2019, the Company incurred a net loss of $2,089,273 and used cash in operating activities of $518,436, and at June 30, 2019, the Company had a had a working capital deficiency of $236,586. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2019, the Company had cash on hand in the amount of $29,100. Subsequent to the June 30, 2019 the Company received $340,000 for subscriptions for shares of common stock to be issued in a private placement. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019. The Condensed Consolidated Balance Sheet information as of December 31, 2018 was derived from the Company’s audited Consolidated Financial Statements as of and for the nine-month period ended December 31, 2018, included in the Company’s Annual Report on Form 10-KT filed with the SEC on April 16, 2019. These financial statements should be read in conjunction with that report.

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

Revenue

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue primarily consists of revenue from sales of its CBD products. Generally, the Company’s performance obligations are transferred to the customer at a point in time, typically upon delivery of products. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract. Cost of revenue includes direct costs and fees related to the sale of our products.

The Company also recognizes revenue from an exclusive distribution agreement. The Company’s revenue from the exclusive distribution agreement is considered revenue from a symbolic intellectual property (IP) and is recognized over the term of the agreement.

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

Share-Based Payments

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation . Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In prior periods through December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months and six months ended June 30, 2019 or the previously reported financial statements.

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

For the six months ended June 30, 2019, the dilutive impact 7,000,000 unvested restricted shares of the Company’s common stock have been excluded because their impact on the loss per share is anti-dilutive. For the six months ended June 30, 2018, the dilutive impact of notes payable convertible into 3,771,000 shares of the Company’s common stock have been excluded because their impact on the loss per share is anti-dilutive.

Fair Value of Financial Instruments

The Company follows the authoritative guidance issued by the FASB for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

For the three and six months ended June 30, 2019 and June 30, 2018, no customer accounted for 10% or more of revenue or accounts receivable at period-end.

For the three and six months ended June 30, 2019 and June 30, 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

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

NOTE 2 - DISTRIBUTION AGREEMENT

Effective January 22, 2019, the Company entered into an agreement with Della Strada Wholesale for the exclusive rights to distribute the Company’s products in the state of Colorado for three years. In consideration, the Company received an up-front payment of $100,000. The Company determined that the exclusive distribution agreement was a distinct agreement for the license of symbolic IP and thus should be recognized on a straight-line basis over the three-year life of the agreement. For the three and six months ended June 30, 2019, the Company recognized revenue related to this agreement of $8,526 and $14,736, respectively. For the three and six months ended June 30, 2018, no distribution fee revenue was recorded.

NOTE 3 - OPERATING LEASE

In June 2018, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $8,385 per month, payments increasing 5% each year, and ending on July 31, 2023. At June 30, 2019, the remaining lease term was 4.5 years. The Company does not have any other leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$60,885

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$50,310
Weighted average remaining lease term – operating leases (in years)	4.5
Average discount rate – operating leases	8.3%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2019
Operating leases
Long-term right-of-use assets	$370,791

Short-term operating lease liabilities	$76,615
Long-term operating lease liabilities	304,751
Total operating lease liabilities	$370,791

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 6 months)	$50,310
2020	108,292
2021	113,707
2022	119,392
2023	61,152
Total lease payments	452,853
Less: Imputed interest/present value discount	(82,062)
Present value of lease liabilities	$370,791

Lease expenses were $60,885 and $17,400 during the six months ended June 30, 2019 and 2018, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common stock to be issued

For the six months ended June 30, 2019, the Company received $625,365 for subscriptions to purchase 1,250,750 shares, respectively, of its common stock in a private placement at a price of $0.50 per share

Subsequent to June 30, 2019 the Company received an additional $340,000 in subscriptions for an additional 680,000 shares of common stock to be issued. As of June 30, 2019, and through the date of the financial statements, the shares had not been issued. The private placement offering is expected to terminate upon the sale of 3,000,000 shares of common stock and the Company is obligated to issue the shares once the private placement offering is completed.

Common stock to be issued to consultant with vesting terms

On May 20, 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to a consultant for services (see Note 6). 1,000,000 shares vested immediately, and the balance of 7,000,000 shares will vest 625,000 shares per quarter over 2.8 years. In the event the consultants service with the Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination are forfeited to the Company in accordance with such restricted grant agreement.

The total fair value of the 8,000,000 shares was determined to be $4,000,000 based on the price per shares of a contemporaneous private placement of the Company’s common stock on the date granted. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the six months ended June 30, 2019, total share-based expense recognized related to vested restricted shares totaled $1,372,431. At June 30, 2019, there was $2,627,569 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 2.7 years.

The following table summarizes restricted common stock activity for the six months ended June 30, 2019:

	Number of shares	Fair value of shares
Non-vested shares, January 1, 2019	-	$-
Granted	8,000,000	4,000,000
Vested	(1,000,000)	(1,372,431)
Forfeited	-	-
Non-vested shares, June 30, 2019	7,000,000	$2,627,569

Common stock issued for services

During the six-month period ended June 30, 2019, the Company issued 32,505 shares of common stock to a consultant as payment for services and recorded expenses of $16,253 based on a the price per share of a contemporaneous private placement of the Company’s common stock on the date granted.

NOTE 5 – WARRANTS

In 2018, the Company issued warrants exercisable into 3,000,000 shares of common stock. The warrants were fully vested when issued, have an exercise price of $0.30 per share, and expire in 2022. During the six month ended June 30, 2019, there was a cashless exercise of all of the 3,000,000 warrants. A summary of warrant activity during the six months ended June 30, 2019 is presented below:

	Number of warrants	Weighted Average Exercise Price	Contractual Life in Years

Warrants Outstanding and Exercisable as of December 31, 2018	3,000,000	$0.30	4.00
Granted	-	$-	-
Exercised	(3,000,000)	$0.30	-
Expired	-	$-	-
Warrants Outstanding and Exercisable as of June 30, 2019	-	$-	-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has an agreement with an individual in consideration of the Company’s exclusive use of patented technology developed by the individual. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $35,000 per month payable in cash or common stock of the Company. In addition the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to the individual (see Note 4). During the three and six months ended June 30, 2019, the Company paid $81,025 to the individual.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Revenue – Revenues for the three months ended June 30, 2019 were $317,477, compared to revenues for the three months ended June 30, 2018 of $24,666. The Company began full time operations in August 2018.

Expenses - Operating expenses for the three months ended June 30, 2019 were $2,107,132. The Company incurred $338,273 in administrative and other costs associated with operations, including legal and professional fees of $141,377. Operating expenses for the three months ended June 30, 2018 were $352,709. The Company incurred $136,974 in administrative and other costs associated with operations, including legal and professional fees of $28,953. The company incurred $94,140 in research and development costs.

Other income (expense) – Other expense for the three months ended June 30, 2019 was $16,029. Other income for the three months ended June 30, 2018 was $62,014.

Net loss - Net loss for the three months ended June 30, 2019 and June 30, 2018 was $1,906,492 and $290,215, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Revenue –Revenues for the six months ended June 30, 2019 were $547,856, compared to revenues for the six months ended June 30, 2018 of $24,930. The Company began full time operations in August 2018.

Expenses - Operating expenses for the six months ended June 30, 2019 were $2,457,399. The Company incurred $222,416 in administrative and other costs associated with operations, including legal and professional fees of $157,941. In addition, consulting expense related to share-based compensation was $1,372,431. Operating expenses for the six months ended June 30, 2018 were $586,064. The Company incurred $215,718 in administrative and other costs associated with operations, including legal and professional fees of $36,737. The company incurred $156,628 in research and development costs.

Other income (expense) – Other expense for the six months ended June 30, 2019 was $20,189. Other income for the three months ended June 30, 2018 was $62,014.

Net loss - Net loss for the six months ended June 30, 2019 and June 30, 2018 was $2,089,273 and $545,306, respectively.

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

Revenue

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Share-Based Payments

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation . Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In prior periods through December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees . Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting . The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months and six months ended June 30, 2019 or the previously reported financial statements.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Liquidity and Capital Resources

We have yet to establish any history of profitable operations. As reflected in the accompanying financial statements, for the six months ended June 30, 2019, the Company incurred a net loss of $2,089,273 and used cash in operating activities of $518,436, and at June 30, 2019, the Company had a had a working capital deficiency of $236,586. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At June 30, 2019, the Company had cash on hand in the amount of $29,100. Subsequent to June 30, 2019, the Company received $340,000 for subscriptions for shares of common stock to be issued in a private placement. Management estimates that the current funds on hand will be sufficient to continue operations through the next 6 months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

As of June 30, 2019 and December 31, 2018, we owed $150,850 and $80,000 respectively in connection with short term loans from unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For the six months ended June 30, 2019, the Company received $625,375 for subscriptions to purchase 1,250,750 shares of its common stock in a private placement at a price of $0.50 per share

Subsequent to June 30, 2019 the Company received an additional $340,000 in subscriptions for an additional 680,000 shares of common stock to be issued. As of June 30, 2019, and through the date of the financial statements, the shares had not been issued. The private placement offering is expected to terminate upon the sale of 3,000,000 shares of common stock and the Company is obligated to issue the shares once the private placement offering is completed.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Item 6.	Exhibits.

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit Number	Description

10.1	Quanta, Inc. 2019 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-56025) filed with the Commission on June 27, 2019).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
101.SCH	XBRL Taxonomy Extension Schema Document

* Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA, INC

Dated: August 19, 2019	By:	/s/ Eric Rice
Eric Rice
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

