Form 10-Q
period 2019-09-30
QUANTA INC
filed 2019-11-19
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

(Registrant’s telephone number, including area code): (818) 940-1617

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 19, 2019, the registrant had 44,646,255 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$34,406	$35,820
Accounts receivable	56,652	19,561
Total current assets	91,058	55,381

Equipment, net	335,028	372,880
Operating lease right-of-use asset, net	327,977	-
Security deposit	16,770	16,770

Total assets	$770,833	$445,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,843	$9,617
Notes payable ($120,850 in default at September 30, 2019)	120,850	180,000
Deferred revenue, distribution agreement current portion	34,104	-
Operating lease liabilities, current portion	71,710	-
Total current liabilities	265,507	189,617

Long term liabilities
Deferred revenue, distribution agreement long-term portion	42,634	-
Operating lease liabilities, long-term portion	258,113	-
Total liabilities	566,254	189,617

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,646,255 and 39,200,090 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	44,646	39,200
Shares to be issued (1,824,940 and 612,000 shares to be issued as of September 30, 2019 and December 31, 2018, respectively)	1,849,780	306,000
Additional paid-in capital	3,777,770	2,360,598
Accumulated deficit	(5,467,617)	(2,450,384)
Total stockholders’ equity	204,579	255,414

Total liabilities and stockholders’ equity	$770,833	$445,031

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$384,420	$74,253	$913,810	$134,183
Distributor license fees	8,526	-	17,052	-
Total revenue	392,946	74,253	930,862	134,183
Cost of goods sold	73,702	91,392	229,744	137,578
Gross profit (loss)	319,244	(17,139)	701,118	(3,395)

Operating expenses:
Employees compensation and contractors	338,317	168,885	831,773	386,876
Selling, general, and administrative	783,901	192,288	2,669,586	417,734
Research and development	115,047	58,833	196,805	215,461
Total operating expenses	1,237,265	420,006	3,698,164	1,020,071
Loss from operations	(918,021)	(437,145)	(2,997,046)	(1,023,466)

Other income (expense):
Interest Income	-	21,023	-	38
Gain on extinguishment of debt	-	-	-	62,000
Interest expense	(9,939)	-	(20,187)	-
Other income (expense), net	(9,939)	21,023	(20,187)	62,038

Net loss	$(927,960)	$(416,122)	$(3,017,233)	(961,428)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.04)
Weighted average common shares outstanding – basic and diluted	41,823,505	26,439,818	40,092,030	24,174,314

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three months ended September 30, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, June 30, 2019	41,823,505	$41,823	$2,374,228	$2,303,797	$(4,539,657)	$180,191
Shares issued for cash	2,642,750	2,643	936,343	(454,017)	-	484,969
Fair value of shares for services	180,000	180	467,199	-	-	467,379
Net loss	-	-	-	-	(927,960)	(927,960)
Balance, September 30, 2019 (Unaudited)	44,646,255	$44,646	$3,777,770	$1,849,780	$(5,467,617)	$204,579

Nine months ended September 30, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2018	39,200,090	$39,200	$2,360,598	$306,000	$(2,450,384)	$255,414
Shares issued for cash	2,642,750	2,643	1,313,722	(206,030)	-	1,110,335
Shares for services	212,505	213	106,040	1,749,810	-	1,856,063
Shares issued for cashless exercise of warrants	2,590,910	2,590	(2,590)	-	-	-
Net loss	-	-	-	-	(3,017,233)	(3,017,233)
Balance, September 30, 2019 (Unaudited)	44,646,255	$44,646	$3,777,770	$1,849,780	$(5,467,617)	$204,579

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

Three months ended September 30, 2018 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, June 30, 2018	38,900,090	$38,900	$2,210,898	$-	$(1,126,627)	$1,123,171
Shares to be issued				85,000		85,000
Net loss	-	-		-	(416,122)	(416,122)
Balance, September 30, 2018 (Unaudited)	38,900,090	$38,900	$2,210,898	$85,000	$(1,542,749)	$792,049

Nine months ended September 30, 2018 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2017	21,908,810	$21,909	$(11,909)	$-	$(581,321)	$(571,321)
Shares issued for recapitalization	6,500,000	6,500	(6,500)			-
Costs of recapitalization			(495,760)			(495,760)
Shares issued for cash	6,500,090	6,500	1,293,518			1,300,018
Fair value of shares issued for notes payable	3,771,040	3,771	1,011,229			1,015,000
Shares to be issued				85,000		85,000
Fair value of shares issued for services	220,150	220	43,810			44,030
Fair value of warrants issued for services			376,510			376,510
Net loss	-	-		-	(961,428)	(961,428)
Balance, September 30, 2018 (Unaudited)	38,900,090	$38,900	$2,210,898	$85,000	$(1,542,749)	$792,049

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,017,233)	$(961,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122,352	28,960
Fair value of shares for services	1,856,063	44,030
Fair value of warrants issued for services	-	376,510
Gain on extinguishment of debt	-	(62,000)
Amortization of right-of-use asset	57,553	-
Changes in operating assets and liabilities:
Accounts receivable	(37,091)	-
Accounts payable and accrued liabilities	29,226	49,252
Deferred revenue	76,738	-
Operating lease liabilities	(55,707)	-
Net cash used in operating activities	(968,099)	(524,676)

CASH FLOW FROM INVESTING ACTIVITIES:
Security Deposit	-	(16,770)
Purchase of equipment	(84,500)	(175,000)
Net cash used in investment activities	(84,500)	(191,770)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued	-	85,000
Proceeds from shares issued for cash	1,110,335	1,300,018
Proceeds from convertibles notes payable	-	176,000
Proceeds from notes payable	-	85,000
Principal payments of notes payable	(59,150)	(380,000)
Costs of recapitalization	-	(495,760)
Net cash provided by financing activities	1,051,185	770,258

Increase (decrease) in cash	(1,414)	53,812
Cash and cash equivalents, beginning of period	35,820	23,467
Cash and cash equivalents, end of period	$34,406	$77,279

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	-	3,200
Cash paid for Interest	-	-

Non-cash investing and financing activities
Fair value of shares issued for settlement of convertible notes payable	$-	$1,015,000
Initial recognition of operating lease right-of-use asset and operating lease liabilities	$409,620	$-

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018 (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quanta, Inc (formerly “Bioanomaly”, the “Company”), a California corporation, was incorporated on December 27, 2016 and commenced operations in 2017. The Company is an applied science business focused on increasing energy levels of plant matter and increasing performance within the human body.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2019, the Company incurred a net loss of $3,017,233 and used cash in operating activities of $968,099, and at September 30, 2019, the Company had a working capital deficiency of $174,449. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2019, the Company had cash on hand in the amount of $34,406. Subsequent to the September 30, 2019 the Company received $1,000,000 for subscriptions for shares of common stock to be issued in a private placement and $254,000 proceeds from the issuance of a convertible note. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019. The Condensed Consolidated Balance Sheet information as of December 31, 2018 was derived from the Company’s audited Consolidated Financial Statements as of and for the nine-month period ended December 31, 2018, included in the Company’s Annual Report on Form 10-KT filed with the SEC on April 16, 2019. These financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of Quanta Inc, and its wholly-owned subsidiary, Bioanomaly, Inc. Intercompany transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, reserve for uncollectible accounts receivable, impairment analysis of long-term assets, valuation of deferred tax assets, assumptions used in valuing stock instruments issued for services, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $409,620 and lease liabilities for operating leases of $409,620, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”) and elected to not separate lease components and non-lease components for its long-term leases. Lease expense is recognized on a straight-line basis over the lease term (see Note 3).

Stock-Based Compensation

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In periods through December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

On January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements for the three months and nine months ended September 30, 2019 or the previously reported financial statements.

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive.

At September 30, 2019, the dilutive impact 6,375,000 unvested restricted shares of the Company’s common stock have been excluded because their impact on the loss per share is anti-dilutive. At September 30, 2018, the dilutive impact of notes payable convertible into 3,771,000 shares of the Company’s common stock have been excluded because their impact on the loss per share is anti-dilutive.

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

For the three and nine months ended September 30, 2019 and September 30, 2018, no customer accounted for 10% or more of revenue or accounts receivable at period-end.

For the three and nine months ended September 30, 2019 and September 30, 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

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

NOTE 2 - DISTRIBUTION AGREEMENT

Effective January 22, 2019, the Company entered into an agreement with Della Strada Wholesale for the exclusive rights to distribute the Company’s products in the state of Colorado for three years. In consideration, the Company received an up-front payment of $100,000. The Company determined that the exclusive distribution agreement was a distinct agreement for the license of symbolic IP and thus should be recognized on a straight-line basis over the three-year life of the agreement. For the three and nine months ended September 30, 2019, the Company recognized revenue related to this agreement of $8,526 and $17,052, respectively. For the three and nine months ended September 30, 2018, no distribution fee revenue was recorded.

NOTE 3 - OPERATING LEASE

In June 2018, the Company entered into a noncancelable operating lease for its headquarters office requiring payments of $7,936 per month, payments increasing 5% each year, and ending on July 31, 2023. At September 30, 2019, the remaining lease term was 4.25 years. The Company does not have any other leases.

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

ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including measurement of lease payments. The Company reviewed the reassessment and re-measurement requirements and concluded that a reduction in lease payments effective August 1, 2019, required reassessment by the Company. As a result, the Company remeasured the lease liability to reflect the change in lease payments, which resulted in a reduction in the operating lease liability and a corresponding adjustment to the operating lease right-of-use asset of approximately $38,000 in the nine months ended September 30, 2019.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine months ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$81,252

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2019	$50,310
Weighted average remaining lease term – operating leases (in years)	4.25
Average discount rate – operating leases	8.3%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2019
Operating leases
Long-term right-of-use assets	$327,977

Short-term operating lease liabilities	$71,710
Long-term operating lease liabilities	258,113
Total operating lease liabilities	$329,823

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 3 months)	$23,811
2020	89,291
2021	102,090
2022	107,194
2023	64,316
Total lease payments	386,703
Less: Imputed interest/present value discount	(56,880)
Present value of lease liabilities	$329,823

Lease expenses were $81,252 and $34,285 during the nine months ended September 30, 2019 and 2018, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common stock issued for cash

In September 2019, the Company completed a private placement of shares at a price of $0.50 per share. A total of $1,416,335 was received, including $1,110,335 received in 2019 and $306,000 received in 2018. The Company agreed to issue a total 2,842,690 shares, of which 2,642,750 shares were issued through September 30, 2019, and 199,940 shares are included in shares to be issued.

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

The total fair value of the 8,000,000 shares was determined to be $4,000,000 based on the price per shares of a contemporaneous private placement of the Company’s common stock on the date granted. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the nine months ended September 30, 2019, total share-based expense recognized related to vested restricted shares totaled $1,749,810. At September 30, 2019, there was $2,250,190 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 2.7 years.

The following table summarizes restricted common stock activity for the nine months ended September 30, 2019:

	Number of shares	Fair value of shares
Non-vested shares, January 1, 2019	-	$-
Granted	8,000,000	4,000,000
Vested	(1,625,000)	(1,749,810)
Forfeited	-	-
Non-vested shares, September 30, 2019	6,375,000	$2,250,190

Common stock issued for services

During the nine month period ended September 30, 2019, the Company issued 212,505 shares of common stock to a consultant for services. The shares were valued at $106,253 based on a the price per share of a contemporaneous private placement of the Company’s common stock on the date granted.

NOTE 5 – WARRANTS

In 2018, the Company issued warrants exercisable into 3,000,000 shares of common stock. The warrants were fully vested when issued, have an exercise price of $0.30 per share, and expire in 2022. During the nine month ended September 30, 2019, there was a cashless exercise of all of the 3,000,000 warrants. A summary of warrant activity during the nine months ended September 30, 2019 is presented below:

	Number of warrants	Weighted Average Exercise Price	Contractual Life in Years

Warrants Outstanding and Exercisable as of December 31, 2018	3,000,000	$0.30	4.00
Granted	-	$-	-
Exercised	(3,000,000)	$0.30	-
Expired	-	$-	-
Warrants Outstanding and Exercisable as of September 30, 2019	-	$-	-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has an agreement with an individual in consideration of the Company’s exclusive use of patented technology developed by the individual. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $35,000 per month payable in cash or common stock of the Company. In addition the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to the individual (see Note 4). During the nine months ended September 30, 2019, the Company paid $194,800 to the individual.

NOTE 7 – SUBSEQUENT EVENTS

In October 2019, the Company received $1,000,000 in subscriptions for an additional 4,000,000 shares of common stock to be issued. As of September 30, 2019, and through the date of the financial statements, the shares have not been issued.

In October 2019, the Company issued one unsecured convertible promissory note aggregating $282,000, bearing interest at 12% per annum, and maturing April 29,2020. The note is convertible at a 40% discount to the price of the Company’s common stock, as defined. In connection with this note, the Company issued 846,000 shares of its common stock to the note holder as a commitment fee.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenue – Revenues for the three months ended September 30, 2019 were $392,946, compared to revenues for the three months ended September 30, 2018 of $74,253. The Company began full time operations in August 2018.

Expenses - Operating expenses for the three months ended September 30, 2019 were $1,237,265. The Company incurred $783,901 in administrative and other costs associated with operations, including legal and professional fees of $121,532. The company incurred $115,047 in research and development costs. Operating expenses for the three months ended September 30, 2018 were $420,006. The Company incurred $192,288 in administrative and other costs associated with operations, including legal and professional fees of $58,524. The company incurred $58,832 in research and development costs.

Other income (expense) – Other income and expense for the three months ended September 30, 2019 was $0. Other expense for the three months ended September 30, 2018 was $21,024.

Net loss - Net loss for the three months ended September 30, 2019 and September 30, 2018 was $917,961 and $416,122, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenue – Revenues for the nine months ended September 30, 2019 were $930,862, compared to revenues for the nine months ended September 30, 2018 of $134,183. The Company began full time operations in August 2018.

Expenses - Operating expenses for the nine months ended September 30, 2019 were $3,698,165. The Company incurred $2,669,586 in administrative and other costs associated with operations, including legal and professional fees of $228,726. In addition, consulting expense related to share-based compensation was $1,749,810. Operating expenses for the nine months ended September 30, 2018 were $1,020,071. The Company incurred $471,734 in administrative and other costs associated with operations, including legal and professional fees of $95,262. The company incurred $215,462 in research and development costs.

Other income (expense) – Other expense for the nine months ended September 30, 2019 was $20,187. Other income for the three months ended September 30, 2018 was $62,038.

Net loss - Net loss for the nine months ended September 30, 2019 and September 30, 2018 was $3,017,233 and $961,428, respectively.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, reserve for uncollectible accounts, impairment analysis of long-term assets, valuation of deferred tax assets, assumptions used in valuing stock instruments issued for services, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

Stock-Based Compensation

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months and nine months ended September 30, 2019 or the previously reported financial statements.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Liquidity and Capital Resources

We have yet to establish any history of profitable operations. As reflected in the accompanying financial statements, for the nine months ended September 30, 2019, the Company incurred a net loss of $3,017,233 and used cash in operating activities of $958,100, and at September 30, 2019, the Company had a had a working capital deficiency of $174,449. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At September 30, 2019, the Company had cash on hand in the amount of $34,406. Subsequent to September 30, 2019, the Company received $1,00,000 for subscriptions for shares of common stock to be issued in a private placement, and 250,000 through a convertible note. Management estimates that the current funds on hand will be sufficient to continue operations through the next 6 months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

As of September 30, 2019 and December 31, 2018, we owed $120,850 and $80,000 respectively in connection with short term loans from unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For the nine months ended September 30, 2019, the Company received $100,000 for subscriptions to purchase 350,000 shares of its common stock in a private placement at a price of $0.50 and $.25 per share

Subsequent to September 30, 2019 the Company received an additional $1,000,000 in subscriptions for an additional 4,000,000 shares of common stock to be issued. The Company also entered into a convertible note of $250,000. As of September 30, 2019, and through the date of the financial statements, the shares had not been issued.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Item 6.	Exhibits.

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit Number	Description

10.1	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Eric Rice (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019).
10.2	Form, of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Jeffrey Doiron (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019).
10.3	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Blake Gillette (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019).
10.4	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Kirk Westwood (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019).
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
101.SCH	XBRL Taxonomy Extension Schema Document

* Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA, INC

Dated: November 19, 2019	By:	/s/ Eric Rice
Eric Rice
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

