Form 10-K
period 2019-12-31
QUANTA INC
filed 2020-04-03
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ____________

000-56025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $41,203,885.

As of April 3, 2020, the registrant had 55,322,712 shares of Common Stock outstanding.

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this annual report.

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

PART I

Item 1. Business.

The Merger

Effective June 6, 2018, Quanta, Inc., formerly known as Freight Solution, Inc., a Nevada corporation (the “Registrant” or the “Company”) consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with Bioanomaly, Inc., a California corporation d/b/a Quanta (“Quanta”) and Quanta Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into Quanta in a statutory reverse merger (the “Merger”) with Quanta surviving as a wholly-owned subsidiary of the Company.

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

We offer our technology as a platform, making it accessible to existing high-quality product makers with existing distribution channels, as well as consumer products. Our mission is to power as many impactful, high-performing and wholly organic solutions as possible through product lines and a series of licensing and distribution partnerships.

Bioanomaly Inc. was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies in multiple verticals. Our headquarters is located in Burbank, California.

Quanta Basics

Quanta, Inc. (“Quanta”) is a cutting-edge technology platform whose patented, proprietary technology harnesses advances in quantum biology to increase the potency of active ingredients. Currently, Quanta supports product formulations in pain management, anti-inflammation, skincare, agriculture, nutritional supplements, and plant-based consumables. Ultimately, Quanta’s mission is to deliver better, more effective ingredients to elevate product efficacy, reduce waste and facilitate healthier, more sustainable consumption.

The established resonance theory behind Quanta’s polarization process has many potential applications. From potentiating bio-ingredients to produce more-effective carbon-trapping plants to transformative anti-aging solutions Quanta’s technology has the opportunity to upend how commercial products are made and the benefits from them. Already we see multi-trillion-dollar global industries benefiting from Quanta’s technology.

Our proof of concept, Quanta’s market-leading CBD pain-relief rub (“Muscle Rub”), is only the first in a series of paradigm shift products to emerge from our labs. At the heart of its well-documented effectiveness is our proprietary “polarization” process, which uses electromagnetic force to markedly enhance bioactivity at the molecular level—a polarized active ingredient is more soluble and creates stronger bonds with the body’s receptors. This allows us to enhance ingredients so they work faster and more powerfully without the use of chemical by-products or cellular penetration. Quanta believes this natural solution has nearly limitless applications in the world of plant-based consumer products.

Quanta is involved in ambitious projects that we believe will reshape the next wave of climate science, sustainability, nutrition, and more. Having harnessed the technology of the future, Quanta is dedicated to bringing tomorrow’s health and wellness solutions to the billions in need today.

Proof of Concept

Creating, producing and selling consumer products was never our primary focus; Quanta’s Muscle Rub was simply a means to an end - proof of concept and a revenue driver in a small emerging market as our business model took shape. Fundamentally, Quanta will be a licensing concern designed to collaborate with large brands to improve product quality and the profit margins of existing and new products. But the market needed proof and we chose to start in the under-developed category of CBD because of its speed to market.

Understandably, we met the same initial hurdles every start-up encounters. In addition to simply explaining quantum mechanics, we had no track record of success from a business standpoint. The immediate goal was to prove our model was defensible. Hence, we chose CBD as a launch category. This market provided protection from industry titans that may have felt threatened by such a powerful technology while allowing us to drive profits during R&D.

Over the last two years, we have developed and sold products largely to the medical industry, along with some consumer retail. This effort was designed to drive revenue and to prove the concept of our model: that polarizing a single ingredient can produce a demonstrably superior product that consumers find safe and effective (establish consumer appetite).

Discovery Synopsys

Using our product development process and business-to-business and direct-to-consumer sales approaches as a benchmark for future business, we developed the Quanta business model. Our technology’s unique ability to strengthen ingredients renders them more potent without added chemicals or penetrating cells means Quanta is in a first-of-its-kind position in the market. As the world’s first company focused on Quantum Biology we sit in a strong, but unique position in the market.

Our ability to increase ingredient efficacy by up to 500% means we are in a rare position to truly disrupt many areas of material science.

Quanta’s technology renders products superior to any on the market today. A 30% re-purchase rate (on one SKU alone) illustrates consumer appetite for the product.

Upcoming products and ventures will be designed to achieve or surpass this level of consumer benefit and uptake.

Quanta Business Model in 3 P’s: Potentiation, Partners, and Profits

After two years we believe the best possible model for the long-term success of the company is collaborating with best-in-class partners through joint ventures for new verticals, products, and research. These joint ventures may involve a jointly owned special purpose entity or they may be entirely based on contractual obligations.

Our mission has never been to create the best novel products on the planet. Our mission has always been to revolutionize the way formulations are developed and how products perform. We seek to work with the best product makers in the world to positively impact as many industries as possible.

The unique ability to increase the ingredient and product performance opens the doors for major opportunities. Higher performing ingredients mean less is needed to make a strong impact (increased margins, increase overall efficacy). We proved this with our Muscle Rub, which uses approximately 1/3 the CBD of competing products with demonstrably improved results.

The level of potentiation delivered by Quanta allows our partners the unique ability to provide higher-performing products, lower material costs, more competitive pricing and increased profit margins. In short, our partners will be able to make better performing, more affordable products with a higher repeat purchase. This is true disruption and consumer utopia.

We aim to work with groups that specialize in manufacturing, marketing, selling and distributing existing product lines that utilize ingredients we can potentiate. Partners like this facilitate efficient market delivery of joint innovations.

We believe this strategy provides greater shareholder value, enhances revenue potential, defrays upfront expenses and affords us the ability to raise capital for new projects without massive dilution.

Ultimately, these ventures would result in licensing out our technology to other reputable brands and companies to create co-branded products whereas the term “Powered by Quanta” becomes as recognized as “Intel Inside.”

We believe this type of partnership will afford a company Quanta partners with:

●	Development of emerging products with cutting edge ingredients.

●	A product line with a true point of differentiation.

●	New SKUs with an increased margin.

●	Decreased cost of goods sold.

Simultaneously these partnerships will allow Quanta:

●	Greater brand recognition.

●	Increased revenue and in turn profitability.

●	Quicker timeline to more licensing opportunities because of a track record of success.

●	Brand to become synonymous with improving the performance of ingredients within products.

Manufacturing Partnerships -

Quanta is currently focused on partnering with large-scale manufacturers and distributors able to produce products that meet the requirements of applicable regulations IE: Good Manufacturing Practices to fulfill orders of our own product line. This type of partnership is crucial because it will afford:

●	New product development that meets certification requirements

●	Much larger production scale

●	Speed to market

●	Increased distribution and profitability

With our licensing capabilities, Quanta technology can render better, more efficacious products that cost less to create but command a higher purchase value because of polarized ingredients. This, in turn, allows companies to diversify their catalog of products while simultaneously providing them with a distinguished advantage. More efficacious ingredients.

Employees

As of the date of this report, Quanta has 21 full time and 2 part time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

We have yet to establish any history of profitable operations. For the year ended December 31, 2019, the Company incurred a net loss of $5,787,364 and used cash in operating activities of $2,221,320, and at December 31, 2019, the Company had a had a working capital deficiency of $113,909. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2019 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2019, the Company had cash on hand in the amount of $433,143. Subsequent to December 31, 2019 the Company received $153,000 from the issuance of a convertible note payable and $30,000 for subscriptions to purchase shares of common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Quanta is and will continue to be completely dependent on the services of our Chief Executive Officer and President, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

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

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2019.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (i) We do not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements; and (ii) The Company did not maintain effective policies to ensure adequate segregation of duties within its accounting processes. Specifically, due to the size of the Company and the smaller nature of department teams, opportunities are limited to segregate duties, resulting in inabilities to soundly manage segregation of job responsibilities.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the board. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

The recent global coronavirus outbreak could harm our business and results of operations.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, have adversely affected workforces, customers, economies, and financial markets globally, likely leading to an economic downturn. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Risks Related to Our Securities

Our Chairman, Chief Executive Officer and Chief Financial Officer currently own a majority of our voting power, and through this ownership, controls our Company and our corporate actions.

Eric Rice, our current Chairman, Chief Executive Officer and Chief Financial Officer currently holds approximately 32.5% of the voting power of the Company’s outstanding voting capital stock. He has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, this shareholder has the power to prevent or cause a change in control; therefore, without the aforementioned consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our Chairman and Chief Executive Officer may give rise to a conflict of interest between the Company and the Company’s shareholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual restrictions on resale of such common stock discussed in this report lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of April 3, 2020, a total of 55,322,712 shares of our common stock were outstanding. Of those shares, only 42,080,494 are currently without restriction, in the public market. Upon the effectiveness of any registration statement we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. As of the date of effectiveness of such registration statement, such shares registered for resale will be freely tradable without restriction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any physical location. Quanta currently leases its corporate headquarters and other offices in Burbank, California which lease expires in August, 2023. Because our current offices are insufficient in size for current and future operations, the Company plans to seek replacement office space around the Los Angeles area at the time of the expiration of the current lease.

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

Fiscal Year Ended December 31, 2017		High		Low
Second Quarter	$	N/A*	$	N/A*
Third Quarter	$	N/A*	$	N/A*
Fourth Quarter	$	N/A*	$	N/A*

Fiscal Year Ended December 31, 2018	High		Low
First Quarter	$	N/A*	$	N/A*
Second Quarter		$3.00		$0.75
Third Quarter		$3.00		$1.05
Fourth Quarter		$2.00		$1.70

Fiscal Year Ended December 31, 2019	High	Low
First Quarter	$5.00	$1.00
Second Quarter	$2.35	$1.83
Third Quarter	$19.00	$0.20
Fourth Quarter	$0.58	$0.20

* The first trade of common stock occurred in April 2018.

(b) Holders of Our Common Stock

As of the date of filing approximately we had 120 shareholders of record.

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

SUMMARY OF BUSINESS

Quanta Basics

Quanta, Inc. (“Quanta”) is a cutting-edge technology platform whose patented, proprietary technology harnesses advances in quantum biology to increase the potency of active ingredients. Currently, Quanta supports product formulations in pain management, anti-inflammation, skincare, agriculture, nutritional supplements, and plant-based consumables. Ultimately, Quanta’s mission is to deliver better, more effective ingredients to elevate product efficacy, reduce waste and facilitate healthier, more sustainable consumption.

The established resonance theory behind Quanta’s polarization process has many potential applications. From potentiating bio-ingredients to produce more-effective carbon-trapping plants to transformative anti-aging solutions Quanta’s technology has the opportunity to upend how commercial products are made and the benefits from them. Already we see multi-trillion-dollar global industries benefiting from Quanta’s technology.

Our proof of concept, Quanta’s market-leading CBD pain-relief rub (“Muscle Rub”), is only the first in a series of paradigm shift products to emerge from our labs. At the heart of its well-documented effectiveness is our proprietary “polarization” process, which uses electromagnetic force to markedly enhance bioactivity at the molecular level—a polarized active ingredient is more soluble and creates stronger bonds with the body’s receptors. This allows us to enhance ingredients so they work faster and more powerfully without the use of chemical by-products or cellular penetration. Quanta believes this natural solution has nearly limitless applications in the world of plant-based consumer products.

Quanta is involved in ambitious projects that we believe will reshape the next wave of climate science, sustainability, nutrition, and more. Having harnessed the technology of the future, Quanta is dedicated to bringing tomorrow’s health and wellness solutions to the billions in need today.

Proof of Concept

Creating, producing and selling consumer products was never our primary focus; Quanta’s Muscle Rub was simply a means to an end - proof of concept and a revenue driver in a small emerging market as our business model took shape. Fundamentally, Quanta can be a licensing concern designed to collaborate with large brands to improve product quality and the profit margins of existing and new products. But the market needed proof and we chose to start in the under-developed category of CBD because of its speed to market.

Understandably, we met the same initial hurdles every start-up encounters. In addition to simply explaining quantum mechanics, we had no track record of success from a business standpoint. The immediate goal was to prove our model was defensible. Hence, we chose CBD as a launch category. This market provided protection from industry titans that may have felt threatened by such a powerful technology while allowing us to drive profits during R&D.

Over the last two years, we have developed and sold products largely to the medical industry, along with some consumer retail. This effort was designed to drive revenue and to prove the concept of our model: that polarizing a single ingredient can produce a demonstrably superior product that consumers find safe and effective (establish consumer appetite).

Discovery Synopsys

Using our product development process and business-to-business and direct-to-consumer sales approaches as a benchmark for future business, we developed the Quanta business model. Our technology’s unique ability to strengthen ingredients renders them more potent without added chemicals or penetrating cells means Quanta is in a first-of-its-kind position in the market. As the world’s first company focused on Quantum Biology we sit in a strong, but unique position in the market.

Our ability to increase ingredient efficacy by up to 500% means we are in a rare position to truly disrupt many areas of material science.

Quanta’s technology renders products superior to any on the market today. A 30% re-purchase rate (on one SKU alone) illustrates consumer appetite for the product.

Upcoming products and ventures will be designed to achieve or surpass this level of consumer benefit and uptake.

Quanta Business Model in 3 P’s: Potentiation, Partners, and Profits

After two years we believe the best possible model for the long-term success of the company is collaborating with best-in-class partners through joint ventures for new verticals, products, and research. These joint ventures may involve a jointly owned special purpose entity or they may be entirely based on contractual obligations.

Our mission has never been to create the best novel products on the planet. Our mission has always been to revolutionize the way formulations are developed and how products perform. We seek to work with the best product makers in the world to positively impact as many industries as possible.

The unique ability to increase the ingredient and product performance opens the doors for major opportunities. Higher performing ingredients mean less is needed to make a strong impact (increased margins, increase overall efficacy). We proved this with our Muscle Rub, which uses approximately 1/3 the CBD of competing products with demonstrably improved results.

The level of potentiation delivered by Quanta allows our partners the unique ability to provide higher-performing products, lower material costs, more competitive pricing and increased profit margins. In short, our partners will be able to make better performing, more affordable products with a higher repeat purchase. This is true disruption and consumer utopia.

We aim to work with groups that specialize in manufacturing, marketing, selling and distributing existing product lines that utilize ingredients we can potentiate. Partners like this facilitate efficient market delivery of joint innovations.

We believe this strategy provides greater shareholder value, enhances revenue potential, defrays upfront expenses and affords us the ability to raise capital for new projects without massive dilution.

Ultimately, these ventures would result in licensing out our technology to other reputable brands and companies to create co-branded products whereas the term “Powered by Quanta” becomes as recognized as “Intel Inside.”

We believe this type of partnership will afford a company Quanta partners with:

●	Development of emerging products with cutting edge ingredients.

●	A product line with a true point of differentiation.

●	New SKUs with an increased margin.

●	Decreased cost of goods sold.

Simultaneously these partnerships will allow Quanta:

●	Greater brand recognition.

●	Increased revenue and in turn profitability.

●	Quicker timeline to more licensing opportunities because of a track record of success.

●	Brand to become synonymous with improving the performance of ingredients within products.

Manufacturing Partnerships -

Quanta is currently focused on partnering with large-scale manufacturers and distributors able to produce products that meet the requirements of applicable regulations IE: Good Manufacturing Practices to fulfill orders of our own product line. This type of partnership is crucial because it will afford:

●	New product development that meets certification requirements

●	Much larger production scale

●	Speed to market

●	Increased distribution and profitability

With our licensing capabilities, Quanta technology can render better, more efficacious products that cost less to create but command a higher purchase value because of polarized ingredients. This, in turn, allows companies to diversify their catalog of products while simultaneously providing them with a distinguished advantage. More efficacious ingredients.

Employees

As of the date of this report, Quanta has 21 full time and 2 part time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

RESULTS OF OPERATIONS

Summary of Key Results

Results of Operations for year ended December 31, 2019 compared to the nine months ended December 31, 2018

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct to consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the year ended December 31, 2019, the Company recognized $1,268,988 in net sales. For the nine-month transition period ended December 31, 2018, the Company recognized $225,254 in net sales. The increase in sales is due to an increase in our customers for a full year of operations in 2019 compared to four months of full operations in the transition period.

By Geographic Territory:	Year ended December 31, 2019	Transition period ended December 31, 2018
California	$766,469	$156,974
Other states	477,139	68,280
International	25,380	-
	$1,268,988	$225,254

By Sales Channel:
Direct to consumer	$443,916	$67,806
Wholesale	793,284	157,448
License Revenue	31,788	-
	$1,268,988	$225,254

Expenses

Operating expenses for the year ended December 31, 2019 were $6,453,091. The Company incurred $351,670 in research and development costs, and $4,799,030 in administrative and other costs associated with operations, including legal and professional fees of $651,764, and $1,302,391 of labor and related costs. These costs were not associated with our direct public offering efforts and therefor expensed as incurred.

Operating expenses for the nine-month transition period ended December 31, 2018 were $1,717,584. The Company incurred $207,600 in research and development costs, and $1,055,805 in administrative and other costs associated with operations, including legal and professional fees of $128,289, and $454,179 of labor and related costs. These costs were not associated with our direct public offering efforts and therefor expensed as incurred.

Other Income (Expense)

For the year ended December 31, 2019, the Company recognized $299,541 of net other expenses, including interest expense of $226,239, private placement costs of $238,395 and $145,565 of extinguishment of derivative liabilities.

For the nine-month transition period ended December 31, 2018, the Company recognized $41,000 as gain on extinguishment of debt and $21,000 as gain on forgiveness of accrued interest.

Net Loss

Net loss for the year ended December 31, 2019 was $5,787,364. Net loss for the nine-months transition period ended December 31, 2018 was $1,613,972. We recorded no provision for federal income taxes for either period. We recorded $800 in minimum franchise tax for the state of California for the year ended December 31, 2019 and nine-month transition period ended December 31, 2018, respectively, which are included in administrative expenses.

Basic and diluted loss per share - Basic and diluted loss per share for the year ended December 31, 2019 was $.14 per share. Basic and diluted number of shares outstanding was 40,528,456 for 2019. Basic and diluted loss per share for the transition period ended December 31, 2018 was $.05 per share. Basic and diluted number of shares outstanding was 35,100,108 for 2018.

Liquidity

We have yet to establish any history of profitable operations. For the year ended December 31, 2019, the Company incurred a net loss of $5,787,364 and used cash in operating activities of $2,221,320, and at December 31, 2019, the Company had a had a working capital deficiency of $113,909. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2019, the Company had cash on hand in the amount of $433,143. Subsequent to December 31, 2019 the Company received $153,000 from the issuance of a convertible note payable and $30,000 for subscriptions to purchase shares of common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses, as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarizes our most significant accounting and reporting policies and practices:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, impairment analysis of long-term assets, valuation allowance on deferred income taxes, assumptions used in valuing stock instruments issued for services, assumptions made in valuing derivative liabilities, and the accrual of potential liabilities. Actual results may differ from these estimates.

Revenue Recognition

The Company recognizes revenue when risk of loss transfers to our customers and collection of the receivable is reasonably assured, typically upon delivery of products. The Company historically has offered no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against revenue.

Effective April 1, 2018, the Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Stock Compensation

The Company issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation (Topic 718). Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

On January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2019, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 8. Financial Statements and Supplementary Data.

The financial statements together with the report of our independent registered public accounting firm, required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 26, 2018, the Company’s Board of Directors dismissed PLS CPA as the Company’s independent registered public accounting firm. PLS CPA’s reports on the Company’s financial statements for the years ended April 30, 2017 and April 28, 2016 (date of inception) through April 30, 2016 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to the audit scope or accounting principles, except that reports for the fiscal year ended April 30, 2017 and for the period from April 28, 2016 (date of inception) through April 30, 2016 contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. During the years ended April 30, 2018 and 2017, and through July 26, 2018, there were no disagreements with PLS CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PLS CPA, would have caused it to make reference thereto in connection with its reports on the financial statements for such years

On July 27, 2018, the Board engaged B F Borgers CPA PC (“B F Borgers”) as the Company’s new independent registered public accounting firm. During the period ended April 30, 2018 and 2017, and through July 27, 2018, we did not consult with B F Borgers regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that B F Borgers concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue. During the years ended April 30, 2018 and 2017, and through July 26, 2018, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On February 11, 2019, the Company’s Board of Directors approved the dismissal of B F Borgers as the Company’s independent registered public accounting firm. The audit report of B F Borgers on the consolidated financial statements of the Company for the most recent fiscal year ended April 30, 2018 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. During the Company’s most recent fiscal year ended April 30, 2018 and the subsequent interim periods through February 11, 2019, (i) there were no disagreements with B F Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to B F Borgers’ satisfaction, would have caused B F Borgers to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, and have concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal controls over financial reporting were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified include (i) We do not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements; and (ii) The Company did not maintain effective policies to ensure adequate segregation of duties within its accounting processes. Specifically, due to the size of the Company and the smaller nature of department teams, opportunities are limited to segregate duties, resulting in inabilities to soundly manage segregation of job responsibilities.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address material weaknesses described above. These remediation efforts are ongoing and include or are expected to include preparation of written documentation of our internal control policies and procedures, increasing personnel resources and technical accounting expertise within the accounting function, and to hire one or more additional personnel.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our management consists of:

Name	Age	Title

Eric Rice	43	Founder, Chairman, Chief Executive Officer and Chief Financial Officer

Jeffrey Doiron	47	President and Chief Operations Officer

Eric Rice, Founder, Chairman, Chief Executive Officer and Chief Financial Officer. Eric Rice, Quanta CEO and Chairman, is a leading American entrepreneur. He started his business career in Chicago in wealth management and high-net-worth financial advising before spending more than a decade building businesses at the nexus of multiple industries including artificial intelligence, machine learning, technology. Along the way, he worked with founders across multiple sectors to create profitable, enduring enterprises, demonstrating a keen eye for the nuances of markets and corresponding growth opportunities. In 2013, he cofounded 25 Ventures, a venture studio that developed multiple companies in various areas including wellness, ad tech, and cannabis. He is a sought-after partner for start-ups and established businesses around the globe. With its world-changing ambitions, Quanta represents the culmination of Eric’s years of insight and experience, merging his market acumen with his longstanding interest in the applied sciences. He lives in Burbank with his wife and two children, and still finds time to make it to the batting cages.

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

Currently we have three officers and one director and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers for the fiscal year ended December 31, 2019, the transition period ended December 31, 2018 and the fiscal year ended April 30, 2018:

Name and Principal Position	Period	Base Salary ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Eric Rice	Fiscal Year ended December 31, 2019	103,044	—	—	103,044
Founder, Chairman and Chief	Transition Period ended December 31, 2018	14,500	—	—	14,500
Executive Officer (Principal Executive Officer) (1)	Fiscal Year ended April 30, 2018	—	—	—	—

Jeffrey Doiron	Fiscal Year ended December 31, 2019	93,732	415,672	—	509,404
President (1)	Transition Period ended December 31, 2018	—	—	59,027	59,027
	Fiscal Year ended April 30, 2018	—	—	—	—

Kirk Westwood	Fiscal Year ended December 31, 2019	71,803	566,826	30,293	668,922
Vice President (2)	Transition Period ended December 31, 2018	—	—	87,710	87,710
	Fiscal Year ended April 30, 2018	—	—	—	—

(1)	Mr. Doiron was granted an option to purchase 1,100,000 shares of our common stock, which vested as to one-half of the shares on the grant date, December 9, 2019, and the remainder of the shares vest ratably in monthly installments over 24 months commencing after the grant date.
(2)	Mr. Westwood was granted an option to purchase 1,500,000 shares of our common stock, which vested as to two-thirds of the shares on the grant date, December 9, 2019, and the remainder of the shares vest ratably in monthly installments over one year commencing on the first anniversary of the grant date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding beneficial ownership of the Company’s common stock as of March 17, 2020 by:

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

The beneficial ownership of the Company’s common stock is based on 55,322,712 shares of Company common stock issued and outstanding as of April 3, 2020.

Unless otherwise indicated, New CPH believes that each person named in the table below has sole voting and investment power with respect to all shares of New CPH common stock beneficially owned by him or her.

Name And Address (1)	Beneficially Owned	Percentage Owned (2)
Eric Rice, Chairman, Chief Executive Officer	17,951,432	32.4%
Jeffrey Doiron, President	-	-%
All directors and officers as a group (2 persons)	17,951,432	32.4%

Other 5% Holders
Brothers Pascarella LLC	4,000,000	7.2%

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2019 and December 31, 2018. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

On June 27, 2019, our board of directors adopted the Quanta, Inc. 2019 Omnibus Stock Incentive Plan (the “2019 Plan”). The following is a summary of the principal features of the 2019 Plan:

Provision of Plan	Description
Eligible Participants:	Employees, directors, and consultants of the Company, any related entity, and any successor entity that adopts the 2019 Plan.

Share Reserve:	●	Total of 12,000,000 shares of the Company’s Common Stock.
	●	The reserved shares will be reduced (i) by one share for each share granted pursuant to stock options, stock appreciation rights, or other awards awarded under the 2019 Plan, and (ii) to the extent cash is delivered in lieu of shares of Common Stock upon the exercise of a stock appreciation right, the Company will be deemed to have issued the greater of the number of shares of Common Stock which it was entitled to issue upon such exercise or on the exercise of any related stock option.

Award Types:	●	Incentive stock options
	●	Nonstatutory stock options
	●	Stock appreciation rights
	●	Restricted stock awards
	●	Restricted stock unit awards
	●	Dividend equivalent rights

Vesting:	Determined by the board of directors.

Award Limits:	No more than 1,200,000 shares may be issued to a single participant pursuant to stock options and stock appreciation rights in a calendar year.

Repricings:	Repricing of outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain ratable capitalization adjustments as set forth in the 2019 Plan.

Plan Termination Date:	June 27, 2029.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had any outstanding stock or option awards as of the fiscal year ended December 31, 2019 and transition period ended December 31, 2018. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

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

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our Annual Report on Form 10-K. This form is filed with the Securities and Exchange Commission within 90 days after the close of each fiscal year hereafter. You can view these and our other filings at www.sec.gov in the “EDGAR” database.

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

Item 14. Principal Accounting Fees and Services.

The following tables present the fees billed for the year ended December 31, 2019 and transition period ended December 31, 2018 by Weinberg & Company.

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

All services reflected in the following fee tables were pre-approved, respectively, in accordance with the policy of the Board.

Weinberg & Company

	Year Ended December 31, 2019	Nine Month Transition Period Ended December 31, 2018
Audit fees	$40,000	$30,000
Audit-related fees
Tax fees
All other fees
Total Fees	$40,000	$30,000

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors.

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

The Company’s website is located at http://www.BuyQuanta.com. The Company’s website and the information to be contained on that site, or connected to that site, are not part of or incorporated by reference into this filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization among Freight Solution, Inc., Bioanomaly, Inc. and Quanta Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2018)

3.1	Articles of Incorporation of Quanta, Inc. (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

3.2	Bylaws of Quanta, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Current Report filed with the Securities and Exchange Commission on February 5, 2019)

4.1 *	Description of Securities

10.1	Conflict of Interest Agreement (Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

10.2	Form of Subscription Agreement dated June 2018 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)

10.3	Form of Warrant dated June 2018 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)

10.4	Joint Venture Agreement by and between Quanta, Inc. and 2664431 Ontario Inc. dated as of September 5, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2018)

10.5	Exclusive License and Joint Venture Agreement dated March 23, 2017 (Incorporated by reference to Exhibit 10.6 to the Transition Report on Form 10-KT filed with the Securities and Exchange Commission on April 16, 2019)

10.6	Quanta, Inc. 2019 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2019)

10.7	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Eric Rice (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.8	Form, of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Jeffrey Doiron (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.9	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Blake Gillette (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.10	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Kirk Westwood (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.10	Form of Securities Purchase Agreement, dated as of November 25, 2019, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

10.11	Form of Registration Rights Agreement, dated as of November 25, 2019, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

10.12	Ten Percent (10%) Convertible Note, dated as of November 25, 2019, issued by Quanta, Inc. in favor of Livingston Asset Management LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

14.1	Quanta, Inc. Code of Business Ethics and Conduct (Incorporated by reference to Exhibit 14.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

21.1*	Subsidiaries of the Company

31.1 *	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed along with this document

The following are included as part of this Form 10-K:

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta, Inc.

Dated: April 3, 2020	By:	/s/ Eric Rice
Eric Rice,
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Eric Rice	Chairman, Chief Executive Officer and Chief Financial Officer	April 3 , 2020
Eric Rice	(Principal Executive and Principal Accounting Officer)

QUANTA, INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Quanta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quanta, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2019 and the nine-month transition period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, and for the nine-month transition period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2019, the Company incurred a net loss and utilized cash in operations, and at December 31, 2019, had a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Weinberg & Company, P.A.
Los Angeles, California
April 1, 2020

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$433,143	$35,820
Accounts receivable	28,260	19,561
Inventories	122,519	-
Prepaid expenses	7,500	-
Total current assets	591,422	55,381

Equipment, net	313,478	372,880
Operating lease right-of-use asset	332,980	-
Security deposits	33,652	16,770

Total assets	$1,271,532	$445,031

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$73,598	$9,617
Notes payable ($55,850 in default at December 31, 2019)	55,850	180,000
Deferred revenue, license agreement	32,742	-
Operating lease liabilities	85,662	-
Convertible note payable (net of discount of $224,660)	57,340	-
Derivative liabilities	400,139	-
Total current liabilities	705,331	189,617

Long term liabilities
Deferred revenue, licenses agreement, long-term	35,470	-
Operating lease liabilities, long-term	251,791	-
Total liabilities	992,592

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,087,255 and 39,200,090 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	49,087	39,200
Shares to be issued (7,318,519 and 612,000 shares to be issued as of December 31, 2019 and December 31, 2018, respectively)	2,847,868	306,000
Additional paid-in capital	5,619,733	2,360,598
Accumulated deficit	(8,237,748)	(2,450,384)
Total stockholders’ equity	278,940	255,414

Total liabilities and stockholders’ equity	$1,271,532	$445,031

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2019	Nine months ended December 31, 2018

Sale of products, net	$1,237,200	$225,254
License revenue	31,788	-
Total revenue	1,268,988	225,254
Cost of goods sold	303,720	183,681
Gross profit	965,268	41,573

Operating expenses:
Labor and related	1,302,391	454,179
Research and development	351,670	207,600
Selling, general, and administrative	4,799,030	1,055,805
Total operating expenses	6,453,091	1,717,584
Loss from operations	(5,487,823)	(1,676,011)

Other income (expense):
Interest expense	(226,239)	-
Interest income	37	39
Extinguishment of derivative liabilities	145,565	-
Change in fair value of derivative liabilities	19,491	-
Private placement costs	(238,395)	-
Gain on forgiveness of accrued interest	-	21,000
Gain on extinguishment of debt	-	41,000
Other income and expense, net	(299,541)	62,039

Net loss	$(5,787,364)	$(1,613,972)

Net loss per share, basic and diluted	$(0.14)	$(0.05)
Weighted average common shares outstanding – basic and diluted	42,808,603	35,100,108

See notes to consolidated financial statements.

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2019

AND THE NINE MONTHS ENDED DECEMBER 31, 2018

	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, March 31, 2018	21,908,810	$21,909	$(11,909)	$-	$(836,412)	$(826,412)
Shares issued for recapitalization	6,500,000	6,500	(6,500)	-	-	-
Costs of recapitalization	-	-	(495,760)	-	-	(495,760)
Shares issued for cash	6,500,090	6,500	1,293,518	-	-	1,300,018
Fair value of shares issued for settlement of convertible notes payable	3,771,040	3,771	1,011,229	-	-	1,015,000
Fair value of shares issued for services	520,150	520	193,510	-	-	194,030
Fair value of warrants issued for services	-	-	376,510	-	-	376,510
Cash received for shares to be issued	-	-	-	306,000	-	306,000
Net loss for the nine months ended December 31, 2018	-	-	-	-	(1,613,972)	(1,613,972)
Balance, December 31, 2018	39,200,090	39,200	2,360,598	306,000	(2,450,384)	255,414
Issuance of shares	612,000	612	305,388	(306,000)	-	-
Shares issued for cash	6,330,750	6,331	2,084,044	-	-	2,090,375
Cash received for shares to be issued	-	-	-	530,000	-	530,000
Shares issued for cashless exercise of warrants	2,590,910	2,590	(2,590)	-	-	-
Fair value of shares for services	212,505	213	106,040	2,317,868	-	2,424,121
Fair value of vested options	-	-	711,404	-	-	711,404
Fair value of shares issued for loan fee	141,000	141	54,849	-	-	54,990
Net loss	-	-	-	-	(5,787,364)	(5,787,364)
Balance, December 31, 2019	49,087,255	$49,087	$5,619,733	$2,847,868	$(8,237,748)	$278,940

See accompanying notes to financial statements

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Nine Months Ended December 31, 2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,787,364)	$(1,613,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	173,902	86,875
Fair value of shares issued for services	2,424,121	194,030
Fair value of vested options	711,404	-
Fair value of warrants issued for services	-	376,510
Extinguishment of derivative liabilities	(145,565)	-
Change in fair value of derivatives	(19,491)	-
Private placement costs	238,395	-
Amortization of convertible note discount	185,330	-
Gain on forgiveness of accrued interest	-	(21,000)
Gain on extinguishment of debt	-	(41,000)
Amortization of operating lease right-of-use asset	87,132	-
Changes in operating assets and liabilities:
Accounts receivable	(8,699)	(19,561)
Inventories	(122,519)	-
Prepaid expenses	(7,500)	-
Accounts payable and accrued liabilities	63,981	9,617
Deferred revenue, license agreement	68,212	-
Operating lease liabilities	(82,659)	-
Net cash used in operating activities	(2,221,320)	(1,028,501)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(114,500)	(175,000)
Payment of security deposit	(16,882)	(16,770)
Net cash used in investment activities	(131,382)	(191,770)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	2,090,375	1,300,018
Proceeds from shares to be issued	530,000	306,000
Proceeds from convertibles notes payable	326,800	-
Proceeds from notes payable	-	100,000
Principal payments of notes payable	(124,150)	-
Principal payment of convertible note payable	(73,000)
Costs of recapitalization	-	(495,760)
Net cash provided by financing activities	2,750,025	1,210,258
Decrease in cash	397,323	(10,013)
Cash and cash equivalents, beginning of period	35,820	45,833
Cash and cash equivalents, end of period	$433,143	$35,820

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$800	$1,600
Cash paid for Interest	15,080	-

Non-cash investing and financing activities
Derivative liabilities allocated to convertible note discount	$326,800	$-
Original issue discount	28,200	-
Fair value of shares issued for loan fee	54,990	-
Shares issued for cashless exercise of warrant	2,590	-
Fair value of shares issued for settlement of convertible notes payable	-	1,015,000

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND

THE NINE MONTHS ENDED DECEMBER 31, 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quanta, Inc (“the Company”) was incorporated as Freight Solution, Inc. (“Freight Solution”) on April 28, 2016 in the State of Nevada. Effective June 6, 2018, Bioanomaly Inc. (“Bioanomaly”) was acquired by Freight Solution pursuant to a merger agreement in which the shareholders of Bioanomaly exchanged all of the outstanding shares of Bioanomaly for 21,908,810 newly issued shares of Freight Solution’s common stock. Freight Solution shareholders retained 6,500,000 shares of common stock, which represented 23% of the issued and outstanding stock following the merger. The acquisition was accounted for as a reverse merger transaction. In connection with the closing of the merger, Freight Solution’s management was replaced by Bioanomaly’s management. On July 11, 2018, the Company changed its name to Quanta, Inc. The Company is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. The Company’s operations are based in Burbank, California.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2019, the Company incurred a net loss of $5,787,364 and used cash in operating activities of $2,221,320, and at December 31, 2019, the Company had a had a working capital deficiency of $113,909. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2019, the Company had cash on hand in the amount of $433,143. Subsequent to December 31, 2019 the Company received $153,000 from the issuance of a convertible note payable and $30,000 for subscriptions to purchase shares of common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation and principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America.

In December 2018, the Company its fiscal year end from March 31 to December 31. The transition period covering the nine-month period from April 1, 2018 to December 31, 2018 is included in the accompany consolidated financial statements.

The consolidated financial statements include the accounts of Quanta Inc, and its wholly-owned subsidiary, Bioanomaly, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, allowance for doubtful accounts receivable, impairment analysis of long-term assets, valuation allowance on deferred income taxes, assumptions used in valuing stock instruments issued for services, assumptions made in valuing derivative liabilities, and the accrual of potential liabilities. Actual results may differ from these estimates.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts if deemed necessary, and payments are generally due within thirty to forty-five days of invoicing. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2019 and December 31, 2018, the Company did not record any allowance for uncollectible accounts.

Inventories

Inventories are stated at the lower of cost or net realizable value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2019 and 2018, the Company had no reserve for inventory obsolescence.

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the equipment, which is three years, using the straight-line method. Expenditures for major additions and improvements are capitalized and minor repairs and maintenance are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Management assesses the carrying value of equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 31, 2019 and for the nine-months period ended December 31, 2018, the Company determined there were no indicators of impairment of its property and equipment.

Revenue

The Company follows the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Product Sales—Revenue from sales of the Company’s CBD products is recognized at the point in time when the Company’s performance obligations with the applicable customers have been satisfied. At contract inception, the Company determines if the contract is within the scope of ASC Topic 606 and then evaluates the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue at the point in time when the entity satisfies a performance obligation.

Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for transferring products to a customer. Generally, the Company’s performance obligations are transferred to the customer at a point in time, typically upon delivery of products. The Company historically has offered no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against revenue.

The Company sells its products (i) directly to customers (“DTC”) through online orders from our websites, and DTC sales at conventions and events; and (ii) through wholesalers, including physicians, pharmacies, fitness studios, grocery stores, and other organizations.

License revenue— Revenue from symbolic IP is recognized over the access period to the Company’s IP (see Note 2).

Cost of goods sold includes direct costs and fees related to the sale of our products.

Disaggregated Revenue

The composition of the Company’s net revenues recognized during the year ended December 31, 2019 and the nine-month period ended December 31, 2018, disaggregated by source and nature, are as follows:

	Year ended December 31, 2019	Nine-months ended December 31, 2018
By Sales Channel:
Direct to consumer	$443,916	$67,806
Wholesale	793,284	157,448
License Revenue	31,788	-
	$1,268,988	$225,254

By Geographic Territory:
California	$766,469	$156,974
Other states	477,139	68,280
International	25,380	-
	$1,268,988	$225,254

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standard in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets and lease liabilities of $420,112 and did not result in a cumulative-effect adjustment to accumulated deficit (see Note 5).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2019, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period

Income taxes

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

Stock Compensation

The Company issues stock options, warrants, shares of common stock, and restricted stock unit awards, as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation (Topic 718). Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

On January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements.

Advertising costs

Advertising costs are expensed as incurred. During the year ended December 31, 2019 and the nine-month period ended December 31, 2018, advertising costs totaled $103,401 and $27,529, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the year ended December 31, 2019 and the nine-month period ended December 31, 2018, research and development costs totaled $351,670 and 207,600, respectively and include salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Shares used in the calculation of basic net loss per common share include vested but unissued shares underlying awards of restricted common stock. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding warrants and convertible notes are exercised and the proceeds are used to purchase common stock at the average market price during the period. Warrants and convertible notes may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

For the year ended December 31, 2019, the dilutive impact of stock options exercisable into 3,290,000 shares of common stock, 8,000,000 shares of restricted stock to be issued, and convertible notes payable that can convert into 889,469 shares of common stock have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive. For the year ended December 31, 2019, the dilutive impact of stock warrants exercisable into 3,000,000 shares of common stock have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company believes the carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities, and notes payable, approximate their fair values because of the short-term nature of these financial instruments

As of December 31, 2019, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $400,139 (see Note 8).

Concentrations of risks

For the year ended December 31, 2019 and the nine-month period ended December 31, 2018, no customer accounted for 10% or more of revenue. As of December 31, 2019, two customers accounted for 19% and 12% of accounts receivable, respectively, and no other customer accounted for 10% or more of accounts receivable. As of December 31, 2018, no customer accounted for more than 10% of accounts receivable.

Additionally, for the same periods, no vendor accounted for 10% or more of the Company’s cost of goods sold, or accounts payable at period-end.

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits that are insured by the Federal Deposit Insurance Corporation, or FDIC. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company has not experienced any losses in its cash and believes it is not exposed to any significant credit risk.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – LICENSE AGREEMENT

Effective January 22, 2019, the Company entered into an agreement with a wholesaler for the exclusive rights to distribute the Company’s products in the state of Colorado for three years. In consideration, the Company received an up-front payment of $100,000. The Company determined that the exclusive distribution agreement was a distinct agreement for the license of symbolic IP and thus should be recognized on a straight-line basis over the three-year life of the agreement. For the year ended December 31, 2019, the Company recognized revenue related to this agreement of $31,788. For the nine month period ended December 31, 2018, no distribution fee revenue was recorded.

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and consisted of the following:

	December 31, 2019	December 31, 2018

Raw materials and packaging	$102,428	$-
Finished goods	20,091	-

	$122,519	$-

NOTE 4 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2019	December 31, 2018

Machinery-technology equipment	$607,000	$347,500
Machinery-technology equipment under construction	30,000	175,000
	637,000	522,500
Less accumulated depreciation	(323,522)	(149,620)

	$313,478	$372,880

Depreciation expense for the year ended December 31, 2019 and transition period ended December 31, 2018 was $173,903 and $185,835, respectively. As of December 31, 2019, the equipment under construction is approximately 33% complete, and is expected to be completed and placed into service during the year ended December 31, 2020.

NOTE 5 - OPERATING LEASE

The Company leases its headquarters office space in Burbank, California under an operating lease that expires on July 31, 2023. At December 31, 2019, the Company did not have any other leases.

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for certain leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019, resulted in the recognition of operating lease right-of-use assets of $420,112 and corresponding lease liabilities of approximately the same amount. There was no cumulative-effect adjustment to accumulated deficit. As of December 31, 2019, the unamortized right of use asset was $332,980 and total lease liabilities were $337,453, of which $85,662 was current.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year ended December 31, 2019
Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$107,588

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2019	$98,375
Weighted average remaining lease term – operating leases (in years)	3.5
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019
Operating leases
Long-term right-of-use assets	$332,980

Short-term operating lease liabilities	$85,662
Long-term operating lease liabilities	251,791
Total operating lease liabilities	$337,453

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020	$97,625
2021	102,506
2022	107,632
2023	55,126
Total lease payments	362,889
Less: Imputed interest/present value discount	(25,436)
Present value of lease liabilities	337,453
Less current portion	(85,662)
Operating lease liabilities, long-term	$251,791

Lease expense were $107,588 and $42,040 during the year ended December 31, 2019 and the nine-month period ended December 31, 2018, respectively.

Subsequent to December 31, 2019, the Company commenced leasing a second facility in addition to its headquarters facility described above (See Note 13).

NOTE 6 – NOTES PAYABLE

	December 31, 2019	December 31, 2018

Note payable, in default, due January 13, 2019, interest at 8.3% per annum, secured by all the assets of the Company. As of the date of the financial statements, the note has not been fully paid, and the Company is in negotiations with the lender to cure this default.	$55,850	$80,000

Note payable, unsecured, due January 6, 2019, interest at 10% per year. The note was paid off in 2019.	-	100,000

Total notes payable (all current portion)	$55,850	$180,000

NOTE 7 – CONVERTIBLE NOTES PAYABLE

At December 31, 2018, there was no balance of convertible notes payable. During 2019, the Company issued two convertible promissory notes for the principal sum of $355,000, of which $326,800 was received as proceeds, and $28,200 was recorded as original issue discount (OID). During 2019, one convertible note for $73,000 was repaid. At December 31, 2019, one convertible note for $282,000 was outstanding. The outstanding note is unsecured, bears interest at 12%, and is due April 29, 2020.

At the option of the holders, the notes issued in 2019 are convertible into shares of the Company’s common stock at a price per share discount of 39% to 40% of the average market price of the Company’s common stock, as defined. As a result, the Company determined that the conversion option of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible notes in October 2019, the initial fair value of the embedded conversion features totaled $565,195 (see Note 8), of which $326,800 was recorded as debt discount offsetting the face amount of the convertible notes, and the remainder of $238,395 was recorded as private placement costs.

At December 31, 2018, there was no balance of discount on convertible notes payable. During 2019, note discount of $355,000 was recorded, made up of $28,200 OID and $326,800 of discount related to derivative liabilities. In addition, $54,990 of loan costs recorded on one convertible note (see below) are included with the discount. The discount and loan costs are amortized over the term of the related note payable. During 2019, total debt discount and loan costs amortization was $185,330, and at December 31, 2019, the unamortized debt discount and loan fee totaled $224,660.

In connection with the issuance of one convertible note with the principal balance of $282,000, the Company issued as a commitment fee 141,000 shares of its common stock (the “Non-Returnable Shares”) as well as 705,000 shares of its common stock (the “Returnable Shares”). The Company recorded the fair value of the Non-Returnable fees of $54,990 as a loan cost. The Returnable Shares are an own-share lending arrangement issued in contemplation of a debt offering and such shares will be returned to the Company if no event of default has occurred prior to April 29, 2020, the maturity date of the note. At issuance, the fair value of the share lending arrangement was determined to be immaterial. In accordance with ASC 470-20, the shares are not deemed issued until it becomes more likely than not that they will not be returned and at such point the shares should be measured at fair value and such value recognized as a financing cost. At December 31, 2019, management determined that it is probable that the Company will pay the note in full when due, and meet all other conditions in the note agreement. Accordingly, management feels that it is more likely than not that the returnable shares will be returned to the Company and therefore the 705,000 Returnable Shares have not been recorded as being issued as of December 31, 2019, nor are they included in basic net loss per share or as potentially dilutive shares in calculating the diluted net loss per share.

Note 8 – DERIVATIVE FINANCIAL INSTRUMENTS

During 2019, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at price per share discounts ranging from 39% to 40% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2018, there was no balance of derivative liabilities. During the year ended December 31, 2019, the Company recorded additions of $565,195 related to the conversion features of notes issued during the period (see Note 7), and a decrease in fair value of derivatives of ($19,491). In addition, the Company recorded a decrease in derivative liability of ($145,565) related to derivative liabilities that were extinguished when the related convertible note payable was paid off (see Note 7). At December 31, 2019, the balance of the derivative liabilities was $400,139.

The derivative liabilities were valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	December 31, 2019	October 2019 (dates of inception)
Conversion feature:
Risk-free interest rate	1.77%	1.75%
Expected volatility	222%	223%
Expected life (in years)	1 year	1 year
Expected dividend yield	-	-

Fair Value:
Conversion feature	$400,139	$565,195

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility is based on the historical volatility of the Company’s stock. The expected life of the conversion feature of the notes was based on the remaining terms of the related notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the year ended December 31, 2019 and the nine-month period ended December 31, 2018. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended December 31, 2019	Nine-months ended December 31, 2018

Federal tax at statutory rate	21.0%	21.0%
State tax, net of federal benefit	7.0	7.0
Change in valuation allowance	(28.0)	(28.0)

Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities consist of the following:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Stock-based compensation	$1,039,000	$160,000
Operating lease liability	94,000	-
Derivative expenses	67,000	-
Net operating loss carryforwards	1,132,000	425,000
Gross deferred tax assets	2,332,000	585,000
Less: valuation allowance	(2,103,000)	(540,000)
Total deferred tax assets	229,000	45,000
Deferred tax liabilities:
Depreciation	90,000	45,000
Derivative gain	46,000	-
Operating lease right-of-use asset	93,000	-
Total deferred tax liabilities	229,000	45,000
Net deferred tax asset (liability)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the year ended December 31, 2019 and the nine-month period ended December 31, 2018, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the year ended December 31, 2019 and the nine-month period ended December 31, 2018, the valuation allowance increased by $1.5 million and $0.5 million, respectively.

At December 31, 2019 and 2018, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $4.3 million and $1.6 million, respectively. For state purposes approximately $3.1 million and $1.1 was available at December 31, 2019 and 2018, respectively. The Federal carryforwards expire on various dates through 2039 and the state carryforwards expire through 2036. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2015 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Common stock issued for cash

During the year ended December 31, 2019 and the nine-month period ended December 31, 2018, the Company completed a private placements of shares at prices ranging from $.10 to $0.50 per share. A total of $2,926,375 was received, including $2,090,375 in 2019 for shares issued in 2019, $530,000 in 2019 for shares subscribed, and $306,000 in 2018 for shares issued in 2019.

The Company agreed to issue a total 12,011,269 shares in the private placements, of which 6,942,750 shares were issued through December 31, 2019, and 5,068,519 shares are included in shares to be issued on the accompanying financial statements.

NOTE 11 – SHARE-BASED PAYMENTS

Restricted common stock

On May 20, 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to a consultant for services (see Note 12). 1,000,000 shares vested immediately, and the balance of 7,000,000 shares will vest 625,000 shares per quarter over 2.8 years. In the event the consultants service with the Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination are forfeited to the Company in accordance with such restricted grant agreement.

The total fair value of the 8,000,000 shares was determined to be $4,000,000 based on the price per shares of a contemporaneous private placement of the Company’s common stock on the date granted. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the year ended December 31, 2019, total share-based expense recognized related to vested restricted shares totaled $2,317,868. At December 31, 2019, there was $1,628,132 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 2.3 years.

The following table summarizes restricted common stock activity for the year ended December 31, 2019:

	Number of shares	Fair value of shares
Non-vested shares, January 1, 2019	-	$-
Granted	8,000,000	4,000,000
Vested	(2,250,000)	(2,317,868)
Forfeited	-	-
Non-vested shares, December 31, 2019	5,750,000	$1,682,132

As of December 31, 2019, no shares have been issued and 2,250,000 vested shares are included in shares to be issued on the accompanying financial statements

Common stock issued for services

During the year ended December 31, 2019, the Company issued 212,505 shares of common stock to a consultant for services rendered. The shares were valued at $106,253 based on the price per share of a contemporaneous private placement of the Company’s common stock on the date granted and included in selling, general, and administrative expense on the accompanying financial statements.

Stock Options

During the year ended December 31, 2019, the Company issued options exercisable into 3,290,000 shares of common stock. 1,800,000 options vested immediately, and the balance of 1,490,000 options vest over various periods up to four years. The options have an exercise price of $0.23 per share, and expire in ten years. Total fair value of these options at grant date was approximately $1,179,000, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price ranging from $0.23 to $0.38 per share, expected term ranging from five to seven years, volatility ranging from 213% to 218%, dividend rate of 0% and risk-free interest rate of 1.77%. During the year ended December 31, 2019, the Company recognized $711,404 of compensation expense relating to vested stock options. As of December 31, 2019, the amount of unvested compensation related to stock options was approximately $468,000 which will be recorded as an expense in future periods as the options vest.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

A summary of stock option activity during the year ended December 31, 2019 and the nine-month period ended December 31, 2018 is as follows:

	Number of warrants	Weighted Average Exercise Price	Contractual Life in Years

Options Outstanding and Exercisable as of March 31, 2018	-	$-	-
Granted	-	$-	-
Exercised	-	-	-
Expired	-	-	-
Options Outstanding and Exercisable as of December 31, 2018	-	$-	-
Granted	3,290,000	0.23	6.0
Exercised	-	-	-
Expired	-	-	-
Options Outstanding as of December 31, 2019	3,290,000	0.23	6.0
Options Exercisable as of December 31, 2019	1,800,000	$0.23	5.8

At December 31, 2019, the aggregate intrinsic value of the stock options was $322,749.

Stock Warrants

In 2018, the Company issued warrants exercisable into 3,000,000 shares of common stock. The warrants were fully vested when issued, have an exercise price of $0.30 per share, and expire in 2022. Total fair value of these warrants at grant date was approximately $377,000, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price of $0.20 per share, expected term of four years, volatility of 170%, dividend rate of 0% and risk-free interest rate of 1.76%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future. During the year ended December 31, 2019, there was a cashless exercise of all of the 3,000,000 warrants.

A summary of warrant activity during the year ended December 31, 2019 and the nine-month period ended December 31, 2018 is as follows:

	Number of warrants	Weighted Average Exercise Price	Contractual Life in Years

Warrants Outstanding and Exercisable as of March 31, 2018	-	$-	-
Granted	3,000,000	$0.30	4.00
Exercised	-	-	-
Expired	-	-	-
Warrants Outstanding and Exercisable as of December 31, 2018	3,000,000	$0.30	4.00
Granted	-	-	-
Exercised	(3,000,000)	$0.30	-
Expired	-	-	-
Warrants Outstanding and Exercisable as of December 31, 2019	-	$-	-

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has an agreement with an individual in consideration of the Company’s exclusive use of patented technology developed by the individual. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $35,000 per month payable in cash or common stock of the Company. In addition, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to the individual (see Note 11). During the year ended December 31, 2019, the Company paid $343,300 to the individual.

NOTE 13 – SUBSEQUENT EVENTS

In February 2020, the Company issued one unsecured convertible promissory note for $153,000, bearing interest at 22% per annum, and maturing in August 2020. The note is convertible at a 39% discount to the price of the Company’s common stock, as defined.

In February 2020, the Company received $30,000 for subscriptions for shares of common stock to be issued in a private placement.

On December 19, 2019, the Company entered into a non-cancelable real property lease agreement for approximately 3096 square feet of office, research, and production space in Burbank, California. The Company took possession of the space in February 2020. The lease term is for 60 months with an option to extend the term for an additional five years thereafter. The lease has with the annual fixed rental payments escalating from $7,500 to $8,441 during the original term. The aggregate total fixed rent is approximately $478,000 and will result in the recognition of an operating lease right-of-use asset of approximately $430,000 and corresponding lease liabilities of approximately the same amount. The Company also paid a security deposit of $16,883.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, have adversely affected workforces, customers, economies, and financial markets globally, likely leading to an economic downturn. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

In March 2020, the Company issued approximately 241,000 shares of common stock with a fair value of approximately $28,000 to employees for services.

