Form 10-K/A
period 2019-12-31
QUANTA INC
filed 2020-04-10
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on April 3, 2020 (the “Original Filing Date”), solely to (i) update Item 10 with previously omitted information regarding delinquent Section 16(a) reports, and (ii) correct an administrative error in the date of Report of the Independent Registered Public Accounting Firm (the “Report”). The Report in the Original Form 10-K incorrectly identified the date of the auditors' report on the applicable financial statements as April 1, 2020 instead of April 3, 2020.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 1 also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. This Amendment No. 1 does not reflect events occurring after the April 3, 2020 filing of the Original Form 10-K or modify or update the disclosure contained in the Original Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

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

Possible Potential Conflicts

The OTC Markets, on which we have our shares of common stock quoted, does not currently have any director independence requirements.

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

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement filed on Form S-1 on June 1, 2017

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial statements of beneficial ownership of our securities (Form 3) and statements of changes in beneficial ownership of our securities (Forms 4 and 5). As of December 31, 2019, none of our directors, executive officers and holders of more than 10% of our common stock had filed such reports with the SEC.

Based on a review of Forms 3 filed in January 2020, the Company believes that each of Eric Rice, Jeffrey Doiron, Blake Gillette and Kirk Westwood filed such forms late. Messrs. Doiron, Gillette and Westwood also each filed a Form 4 in January 2020 each untimely reporting one transaction that occurred in December 2019. Mr. Rice also filed a Form 4 in January 2020 untimely reporting 29 transactions that had occurred between November and December 2019.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K/A Annual Report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization among Freight Solution, Inc., Bioanomaly, Inc. and Quanta Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2018)

3.1	Articles of Incorporation of Quanta, Inc. (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

3.2	Bylaws of Quanta, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Current Report filed with the Securities and Exchange Commission on February 5, 2019)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2020)

10.1	Conflict of Interest Agreement (Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

10.2	Form of Subscription Agreement dated June 2018 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)

10.3	Form of Warrant dated June 2018 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)

10.4	Joint Venture Agreement by and between Quanta, Inc. and 2664431 Ontario Inc. dated as of September 5, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2018)

10.5	Exclusive License and Joint Venture Agreement dated March 23, 2017 (Incorporated by reference to Exhibit 10.6 to the Transition Report on Form 10-KT filed with the Securities and Exchange Commission on April 16, 2019)

10.6	Quanta, Inc. 2019 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2019)

10.7	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Eric Rice (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.8	Form, of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Jeffrey Doiron (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.9	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Blake Gillette (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.10	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Kirk Westwood (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.10	Form of Securities Purchase Agreement, dated as of November 25, 2019, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

10.11	Form of Registration Rights Agreement, dated as of November 25, 2019, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

10.12	Ten Percent (10%) Convertible Note, dated as of November 25, 2019, issued by Quanta, Inc. in favor of Livingston Asset Management LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

14.1	Quanta, Inc. Code of Business Ethics and Conduct (Incorporated by reference to Exhibit 14.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2020)

31.1

Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2020)

31.2 *	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2020)

32.2 *	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed along with this document

The following are included as part of this Form 10-K/A:

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta, Inc.

Dated: April 10, 2020	By:	/s/ Eric Rice
Eric Rice,
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Eric Rice	Chairman, Chief Executive Officer and Chief Financial Officer	April 10, 2020
Eric Rice	(Principal Executive and Principal Accounting Officer)

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

/s/ Weinberg & Company, P.A.
Los Angeles, California
April 3, 2020

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

