Form 10-Q
period 2020-03-31
QUANTA INC
filed 2020-06-19
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 19, 2020, the registrant had 56,900,978 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$47	$433
Accounts receivable	19	28
Inventories	143	123
Prepaid expenses	-	7
Total current assets	209	591

Equipment, net	342	313
Operating lease right-of-use asset	723	333
Deposits	64	34

Total assets	$1,338	$1,271

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$128	$74
Notes payable	48	56
Deferred revenue, license agreement	20	33
Operating lease liabilities, short-term	163	86
Convertible note payable (net of discount of $225)	236	57
Derivative liabilities	680	400
Total current liabilities	1,275	706

Long term liabilities
Deferred revenue, licenses agreement, long-term	40	34
Operating lease liabilities, long-term	567	252
Total liabilities	1,882	992

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; non issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,198,366 and 49,087,255 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	55	49
Shares to be issued (2,943,519 and 7,318,519 as of March 31, 2020 and December 31, 2019, respectively)	2,774	2,848
Additional paid-in capital	6,224	5,620
Accumulated deficit	(9,597)	(8,238)
Total stockholders’ equity	(544)	279

Total liabilities and stockholders’ equity	$1,338	$1,271

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(Unaudited)	(Unaudited)
Sales, net	$351	$224
License Revenue	6	6
Total revenue	357	230
Cost of goods sold	28	59
Gross profit	329	171

Operating expenses:
Employee compensation and contractors	382	187
Selling, general, and administrative	912	163
Research and development	78	-
Total operating expenses	1,372	350
Loss from operations	(1,043)	(179)

Other income (expense):
Change in value of derivative liability	135	-
Private placement cost	(262)	-
Interest expense	(189)	(4)
Other income and expense, net	(316)	(4)

Net loss	$(1,359)	$(183)

Net loss per share, basic and diluted	$(0.02)	$(0.00)
Weighted average common shares outstanding – basic and diluted	56,182,340	39,200,090

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2020 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2019	49,087,255	$49	$5,620	$2,848	$(8,238)	$279
Issuance of shares	5,000,000	5	495	(500)	-	-
Shares issued for cash	111,111	1	29	-	-	30
Fair value of vested options	-	-	80	-	-	80
Fair value of shares for services				426	-	426
Net loss	-	-		-	(1,359)	(1,359)
Balance, March 31, 2020 (Unaudited)	54,198,366	$55	$6,224	$2,774	$(9,597)	$(544)

Three months ended March 31, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2018	39,200,000	$39	$2,361	$306	$(2,450)	$256
Cash received for shares to be issued				173		173
Net loss	-	-		-	(183)	(183)
Balance, March 31, 2019 (Unaudited)	39,200,000	$39	$2,361	$479	$(2,633)	$246

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,359)	$(183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51	29
Fair value of shares for services	426	-
Fair value of vested options	80	-
Amortization of convertible note discount	179	-
Change in fair value of derivative	(135)	-
Private placement costs	262	-
Amortization of right-of-use asset	42	19
Interest accrual	-	4
Changes in operating assets and liabilities:
Accounts receivable	9	2
Inventories	(20)	-
Prepaid Expenses	7	-
Accounts payable and accrued liabilities	54	(6)
Deferred revenue	(7)	94
Operating lease liabilities	(40)	(11)
Net cash used in operating activities	(451)	(52)

CASH FLOW FROM INVESTING ACTIVITIES:
Deposits	(30)	-
Purchase of equipment	(80)	(70)
Net cash used in investment activities	(110)	(70)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertibles notes payable	153	-
Proceeds from notes payable	-	(17)
Principal payments of notes payable	(8)	13
Proceeds from shares issued for cash	30	173
Net cash provided by financing activities	175	169

Increase (decrease) in cash	(386)	47
Cash and cash equivalents, beginning of period	433	36
Cash and cash equivalents, end of period	$47	$83

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities
Derivative liabilities allocated to convertible note discount	153	-
Recognition of operating lease right-of-use asset and operating lease liabilities	$431	$410

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

(Amounts in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quanta, Inc. (the “Company”) is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. The Company’s operations are based in Burbank, California. On April 28, 2016, the Company was incorporated as Freight Solution, Inc. in the State of Nevada. Effective June 6, 2018, the Company (then known as Bioanomaly Inc.) was acquired by Freight Solution in a transaction accounted for as a reverse merger transaction. On July 11, 2018, the Company changed its name to Quanta, Inc.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2020, the Company incurred a net loss of $1,359 and used cash in operating activities of $453, and at March 31, 2020, the Company had a had a working capital deficiency of $1,066. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2020, the Company had cash on hand in the amount of $47. Subsequent to March 31, 2020 the Company received $357 from the issuance of a convertible note payable and $80 for subscriptions to purchase shares of common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation and principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020. The Condensed Consolidated Balance Sheet information as of December 31, 2019 was derived from the Company’s audited Consolidated Financial Statements as of and for year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 10, 2020. These financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of Quanta Inc, and its wholly owned subsidiary, Bioanomaly, Inc. Intercompany transactions have been eliminated in consolidation.

COVID-19

The global outbreak of COVID-19 has negatively affected the U.S. and global economies, and has negatively impacted businesses, workforces, customers, and created significant volatility of financial markets. It has also disrupted the normal operations of many businesses, including ours. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures, and the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. This outbreak could decrease spending, adversely affect demand for our products and harm our business and results of operations. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, allowance for doubtful accounts receivable, impairment analysis of long-term assets, valuation allowance on deferred income taxes, assumptions used in valuing stock instruments issued for services, assumptions made in valuing derivative liabilities, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

Leases

Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company determines if an arrangement contains a lease at the inception of the contract. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. All leases with terms greater than twelve months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability (see Note 5).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2020, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period

Stock Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of the Company’s stock options is estimated using a Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Advertising costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2020 and 2019, advertising costs totaled $34 and $2, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the three months ended March 31, 2020 and 2019, research and development costs totaled $78 and $0, respectively and include salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. At March 31, 2020, shares used in the calculation of basic net loss per common share include 2,559,066 of vested but unissued shares underlying awards of restricted common stock. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding warrants and convertible notes are exercised and the proceeds are used to purchase common stock at the average market price during the period. Warrants and convertible notes may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

For the three months ended March 31, 2020, the dilutive impact of stock options exercisable into 3,290,000 shares of common stock, 5,125,000 shares of unvested restricted common stock, and convertible notes payable that can convert into 889,469 shares of common stock have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive.

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

The Company believes the carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities, and notes payable, approximate their fair values because of the short-term nature of these financial instruments

As of March 31, 2020, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $68 (see Note 8).

Concentrations of risks

For the three months ended March 31, 2020 and 2019, no customer accounted for 10% or more of revenue. As of March 31, 2020, one customer accounted for 35% of accounts receivable. As of December 31, 2019, two customers accounted for 19% and 12% of accounts receivable, respectively. No other customer accounted for 10% or more of accounts receivable.

As of March 31, 2020, two vendors accounted for 63% and 36% of accounts payable, respectively, and no other vendor accounted for 10% or more of accounts payable. As of March 31, 2019 no vendor accounted for 10% or more of accounts payable.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – LICENSE AGREEMENT

Effective January 22, 2019, the Company entered into an agreement with a wholesaler for the exclusive rights to distribute the Company’s products in the state of Colorado for three years. In consideration, the Company received an up-front payment of $100. The Company determined that the exclusive distribution agreement was a distinct agreement for the license of symbolic IP and thus should be recognized on a straight-line basis over the three-year life of the agreement. For the three months ended March 31, 2020 and 2019, the Company recognized revenue related to this agreement in the amount of $6 and $6, respectively.

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and consisted of the following:

	March 31, 2020	December 31, 2019

Raw materials and packaging	$111	$102
Finished goods	32	20

	$143	$122

NOTE 4 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2020	December 31, 2019

Machinery-technology equipment	$705	$607
Machinery-technology equipment under construction	13	30
	718	637
Less accumulated depreciation	(375)	(324)

	$343	$313

Depreciation expense for the three months ended March 31, 2020 and 2019 was $52 and $29, respectively. As of March 31, 2020, the equipment under construction is approximately 50% complete, and is expected to be completed and placed into service during the year ended December 31, 2020.

NOTE 5 - OPERATING LEASES

At December 31, 2019, the Company had one operating lease for its headquarters office space in Burbank, California that expires on July 31, 2023.

In February 2020, the Company took possession of a second leased facility consisting of office, research, and production space also located in Burbank, California. The lease commenced on January 1, 2020, and has a term for 5 years, with annual fixed rental payments ranging from $90 to $101. The aggregate total fixed rent is approximately $478 and resulted in the recognition of an operating lease right-of-use (“ROU”) asset and of corresponding lease liability of approximately $430 each. The Company also paid a security deposit of $16. At March 31, 2020, the Company did not have any other leases.

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three months ended March 31, 2020
(in thousands)
Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$50

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2020	$38
Weighted average remaining lease term – operating leases (in years)	3.5
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2020
Operating leases
Long-term right-of-use assets	$723

Short-term operating lease liabilities	$163
Long-term operating lease liabilities	567
Total operating lease liabilities	$730

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020	$150
2021	186
2022	202
2023	172
2024	101
Total lease payments	811
Less: Imputed interest/present value discount	(81)
Present value of lease liabilities	730
Less current portion	(163)
Operating lease liabilities, long-term	$567

Lease expenses were $50 and $3 during the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 – NOTES PAYABLE

	March 31, 2020	December 31, 2019

Note payable, interest at 8.3% per annum, secured by all the assets of the Company. The note was due January 13, 2019 and on April 24, 2020, the note holder waived the default through December 31, 2020.	$48	$56

Total notes payable (all current portion)	$48	$56

NOTE 7 – CONVERTIBLE NOTES PAYABLE

At December 31, 2019, one convertible note for $282 was outstanding. The outstanding note is unsecured, bears interest at 12%, and is due April 29, 2020.

In February 2020, the Company issued another unsecured convertible promissory note for $153, bearing interest at 22% per annum, and maturing in February 2021. At the option of the holder, the note is convertible into shares of the Company’s common stock at a price per share discount of 39% of the average market price of the Company’s common stock, as defined. As a result, the Company determined that the conversion option of the convertible note was not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature as a derivative liability upon issuance. The Company determined that upon issuance of the convertible note, the initial fair value of the embedded conversion features totaled $415 (see Note 8), of which $153 was recorded as debt discount offsetting the face amount of the convertible note, and the remainder of $262 was recorded as private placement costs.

At December 31, 2019, the balance of unamortized discount on convertible notes was $225. During the three months ended March 31, 2020, debt discount of $153 was recorded and debt discount amortization of $179 was recorded. At March 31, 2020, the balance of the unamortized discount was $199.

Note 8 – DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2020, the Company had convertible promissory notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at price per share discounts of 39% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2019, the balance of the derivative liabilities was $400. During the three months ended March 31, 2020, the Company recorded additions of $415 related to the conversion features of notes issued during the period (see Note 7), and a decrease in fair value of derivatives of $135. At December 31, 2019, the balance of the derivative liabilities was $680.

The derivative liabilities were valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	March 31, 2020	February 2020 (date of inception)	December 31, 2019
Conversion feature:
Risk-free interest rate	0.17%	0.17%	1.8%
Expected volatility	237%	249%	222%
Expected life (in years)	1 year	1 year	1 year
Expected dividend yield	-	-	-

Fair Value:	-	-	-
Conversion feature	$680	$415	$400

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

NOTE 10 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2020, the Company issued 111,111 shares of common stock in a private placement of shares at a price of $0.27 per share for total proceeds of $30.

During the three months ended March 31, 2019, the Company received $173 for subscriptions to purchase 345,750 shares of its common stock in a private placement at a price of $0.50 per share

NOTE 11 – STOCK BASED COMPENSATION

Restricted common stock

On May 20, 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to a consultant for services. 1,000,000 shares vested immediately, and the balance of 7,000,000 shares will vest 625,000 shares per quarter over 2.8 years. In the event the consultants service with the Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination are forfeited to the Company in accordance with such restricted grant agreement.

The total fair value of the 8,000,000 shares was determined to be $4 based on the price per shares of a contemporaneous private placement of the Company’s common stock on the date granted. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the three months ended March 31, 2020, total share-based expense recognized related to vested restricted shares totaled $426. At March 31, 2020, there was $1,256 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 2.0 years.

The following table summarizes restricted common stock activity for the year ended March 31, 2020:

	Number of shares	Fair value of shares (in thousands)
Non-vested shares, December 31, 2019	5,750,000	$1,682
Granted	-	-
Vested	(625,000)	(426)
Forfeited	-	-
Non-vested shares, March 31, 2020	5,125,000	$1,256

As of March 31, 2020, no shares have been issued and 2,875,000 vested shares are included in shares to be issued on the accompanying financial statements

Stock Options

During the year ended December 31, 2019, the Company issued options exercisable into 3,290,000 shares of common stock. 1,800,000 options vested immediately, and the balance of 1,490,000 options vest over various periods up to four years. The options have an exercise price of $0.23 per share, and expire in ten years. Total fair value of these options at grant date was approximately $1,179. As of December 31, 2019, the amount of unvested compensation related to stock options was approximately $468. During the three months ended March 31, 2020, the Company recognized $80 of compensation expense relating to vested stock options. As of March 31, 2020, the amount of unvested compensation related to stock options was approximately $388 which will be recorded as an expense in future periods as the options vest.

A summary of stock option activity during the three months ended March 31, 2020:

	Number of options	Weighted Average Exercise Price	Contractual Life in Years
Options Outstanding as of December 31, 2019	3,290,000	$0.23	6.0
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Options Outstanding as of March 31, 2020	3,290,000	0.23	6.0
Options Exercisable as of March 31, 2020	1,800,000	$0.23	5.5

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has an agreement with an individual in consideration of the Company’s exclusive use of patented technology developed by the individual. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $350 per month payable in cash or common stock of the Company. In addition, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to the individual (see Note 11). During the three months ended March 31, 2020, the Company paid $75 to the individual.

NOTE 13 – SUBSEQUENT EVENTS

In April and May 2020, the Company issued 451,198 shares of common stock with a fair value of approximately $22 to employees for services.

In April and May 2020, the Company entered into two financing agreements secured by the Company’s equipment. The Company received total proceeds of $395, and the financing agreements are due in 2 years.

In April 2020, a convertible note payable for $282 was paid off. As part of this transaction, 100,000 shares of the Company’s common stock were issued to the note holder as a fee.

In April and May 2020, the Company issued a convertible note payable for $357. The convertible note accrues interest at 10% per annum, is unsecured, matures December 31, 2020, and is convertible into shares of the Company’s common stock at $0.05 per share. As part of this transaction, the Company issued as a commitment fee 705,000 shares of its common stock to the note holder. In June 2020, $45 of the convertible notes were converted into 900,117 shares of the Company’s common stock.

In April and May 2020, the Company agreed to issue 296,297 shares of common stock for $0.27 a share, resulting in total proceeds of $80.

In May, 2020 the Company issued 250,000 shares of common stock with a fair value of approximately $28 to a consultant for services.

In May, 2020, the Company borrowed $134 under the Paycheck Protection Program from the Small Business Administration which will provide additional economic relief during the COVID-19 pandemic. The loan may be fully forgiven should the funds be used for payroll related costs, mortgage interest, rent and utilities, as long as our employee headcount remains consistent with our baseline period following the date the loan was received, otherwise the loan will be repaid over two years following a six month deferral. We intend to use the funds primarily to cover payroll related cost.

In June 2020, the Company received an Economic Injury Disaster Loan of $160 from the Small Business Administration which will provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and we intend to use the funds for general corporate purposes.

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

Results of Operations

Summary of Key Results

Results of Operations for three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct to consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the three months ended March 31, 2020, the Company recognized $357 in net sales. For the three months ended March 31, 2019, the Company recognized $231 in net sales.

Expenses

Operating expenses for the three months ended March 31, 2020 was $1,360. The Company incurred $78 in research and development costs, and $912 in administrative and other costs associated with operations, including legal and professional fees of $67, and $382 of labor and related costs.

Operating expenses for the three months ended March 31, 2019 was $350. The Company incurred $0 in research and development costs, and $163 in administrative and other costs associated with operations, including legal and professional fees of $20, and $188 of labor and related costs.

Other Income (Expense)

For the three months ended March 31, 2020, the Company recognized $316 of net other expenses.

For the three months ended March 31, 2019, the Company recognized $4 of net other expenses.

Net Loss

Net loss for the three months ended March 31, 2020 was $1,359. Net loss for the three months ended March 31, 2019 was $183. We recorded no provision for federal income taxes for either period.

Liquidity

We have yet to establish any history of profitable operations. For the three ended December 31, 2020, the Company incurred a net loss of $1,359 and used cash in operating activities of $453, and at March 31, 2020, the Company had a working capital deficiency of $1,060. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2019, the Company had cash on hand in the amount of $47. Subsequent to March 31, 2020 the Company received $357 from the issuance of a convertible note payable and $80 for subscriptions to purchase shares of common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

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

Stock Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and financing costs. The Company accounts for such grants issued and vesting based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of the Company’s stock options is estimated using a Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2020, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Recently Issued Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2020 that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) We do not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements; and (ii) the Company did not maintain effective policies to ensure adequate segregation of duties within its accounting processes. Specifically, due to the size of the Company and the smaller nature of department teams, opportunities are limited to segregate duties, resulting in inabilities to soundly manage segregation of job responsibilities.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The adverse public health developments and economic effects of the COVID-19 outbreak in the United States could adversely affect the Company’s operations as a result of quarantines, facility closures and logistics restrictions in connection with the outbreak. More broadly, the outbreak could potentially lead to an economic downturn, which would likely decrease spending, adversely affecting our business, results of operations and financial condition. The Company cannot accurately predict the effect the COVID-19 outbreak will have on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to March 31, 2020 the Company received an additional $40 in subscriptions for an additional 148,148 shares of common stock to be issued. The Company also entered into a convertible note of $357,000. As of March 31, 2020, and through the date of the financial statements, the shares had not been issued.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit Number	Description

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 14, 2020)
10.13	Equity Purchase Agreement, dated as of April 9, 2020, by and between Quanta, Inc. and Oscaleta Partners LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on April 10, 2020)
10.14	Registration Rights Agreement, dated as of April 9, 2020, by and between Quanta, Inc. and Oscaleta Partners LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on April 10, 2020)
10.15	Promissory Note, dated as of April 9, 2020, issued by Quanta, Inc. in favor of Oscaleta Partners LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on April 10, 2020)
10.16	Brokerage Agreement, dated as of March 26, 2020, by and between Quanta, Inc. and Hanson Faso Sales & Marketing, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2020)
10.17	Form of Securities Purchase Agreement, dated as of April 27, 2020, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2020)
10.18	Form of Note dated as of April 27, 2020, issued by Quanta, Inc. in favor of the Holders Thereof (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2020)
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
101.SCH	XBRL Taxonomy Extension Schema Document

* Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA, INC

Dated: June 19, 2020	By:	/s/ Eric Rice
Eric Rice
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

