Form 10-Q
period 2020-06-30
QUANTA INC
filed 2020-08-19
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 19, 2020, the registrant had 57,723,500 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$30	$433
Accounts receivable	18	28
Inventories	161	123
Prepaid expenses	-	7
Total current assets	209	591

Equipment, net	287	313
Operating lease right-of-use asset, net	680	333
Deposits	34	34

Total assets	$1,210	$1,271

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$141	$74
Notes payable	182	56
Convertible note payable (net of discount of $479 and $255, respectively)	157	57
Deferred revenue, license agreement	33	33
Operating lease liabilities, short-term	167	86
Derivative liabilities	293	400
Total current liabilities	973	706

Long term liabilities
Deferred revenue, licenses agreement, long-term	17	34
Notes payable, long term	509
Operating lease liabilities, long-term	525	252
Total liabilities	2,024	992

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 2,500,000 issued and outstanding	2	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,900,978 and 49,087,255 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	57	49
Shares to be issued (3,626,763 and 7,318,519 as of June 30, 2020 and December 31, 2019, respectively)	3,116	2,848
Additional paid-in capital	7,474	5,620
Accumulated deficit	(11,463)	(8,238)
Total stockholders’ equity (deficit)	(814)	279

Total liabilities and stockholders’ equity (deficit)	$1,210	$1,271

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$307	$309	$658	$533
Distributor license fees	11	9	17	15
Total revenue	318	318	675	548
Cost of goods sold	71	101	99	160
Gross profit	247	217	576	388

Operating expenses:
Compensation and benefits	405	306	787	493
Selling, general, and administrative	1,741	1,719	2,653	1,882
Research and development	167	82	245	82
Total operating expenses	2,313	2,107	3,685	2,457
Loss from operations	(2,066)	(1,890)	(3,109)	(2,069)

Other income (expense):
Change in fair value of derivative liability	148	-	283	-
Gain on extinguishment of derivative liability	286	-	286	-
Private placement costs	(17)		(279)
Interest expense	(217)	(16)	(406)	(20)
Other income (expense), net	200	(16)	(116)	(20)

Net loss	$(1,866)	$(1,906)	$(3,225)	$(2,089)

Net loss per share, basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.05)
Weighted average common shares outstanding – basic and diluted	58,728,752	39,223,665	57,512,526	39,211,943

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

(Unaudited)

	Three months ended June 30, 2020 (Unaudited)
	Series A Preferred stock, par value $0.001		Common stock, par value $0.001		Additional Paid-in	Shares to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	deficit	Deficit
Balance, March 31, 2020	-	$-	54,198,366	$55	$6,224	$2,774	$(9,597)	$(544)
Issuance of shares			18,519	-	5	(5)		-
Shares issued for cash	-	-	277,778	-	75	-	-	75
Fair value of vested options	-	-	-	-	102	-	-	102
Fair value of shares for services	-	-	1,250,117	1	186	336	-	523
Fair value of shares issued to employees and officer	-	-	451,198	-	51	-	-	51
Fair value of preferred shares issued to officer	2,500,000	2	-	-	463	-	-	465
Beneficial conversion feature of issued convertible notes	-	-		-	291	-	-	291
Fair value of shares issued for loan fees	-	-	705,000	1	77	11	-	89
Net loss	-	-	-	-	-	-	(1,866)	(1,866)
Balance, June 30, 2020 (Unaudited)	2,500,000	$2	56,900,978	$57	$7,474	$3,116	$(11,463)	$(814)

Six months ended June 30, 2020 (Unaudited)
	Series A Preferred stock, par value $0.001		Common stock, par value $0.001		Additional Paid-in	Shares to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	deficit	Deficit
Balance, December 31, 2019	-	$-	49,087,255	$49	$5,620	$2,848	$(8,238)	$279
Issuance of shares			5,018,519	5	500	(505)		-
Shares issued for cash	-	-	388,889	1	104	-	-	105
Fair value of vested options	-	-	-	-	182	-	-	182
Fair value of shares issued for services	-	-	1,250,117	1	186	762	-	949
Fair value of shares issued to employees and officer	-	-	451,198	-	51	-	-	51
Fair value of preferred shares issued to officer	2,500,000	2	-	-	463	-	-	465
Beneficial conversion feature of issued convertible notes	-	-	-	-	291	-	-	291
Fair value of shares issued for loan fees	-	-	705,000	1	77	11	-	89
Net loss	-	-	-	-	-	-	(3,225)	(3,225)
Balance, June 30, 2020 (Unaudited)	2,500,000	$2	56,900,978	$57	$7,474	$3,116	$(11,463)	$(814)

Three months ended June 30, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, March 31, 2019	39,200,090	$39	$2,360	$479	$(2,633)	$245
Shares to be issued	-	-	-	452	-	452
Fair value of shares for services	32,505	1	16	1,372	-	1,389
Fair value of shares issued for cashless exercise of warrants	2,590,910	2	(2)	-	-	-
Net loss	-	-		-	(1,906)	(1,906)
Balance, June 30, 2019 (Unaudited)	41,823,505	$42	$2,374	$2,303	$(4,539)	$180

Six months ended June 30, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2018	39,200,090	$39	$2,362	$306	$(2,450)	$255
Shares to be issued	-	-	-	625	-	625
Shares for services	32,505	1	16	1,372	-	1,389
Shares issued for cashless exercise of warrants	2,590,910	2	(2)	-	-	-
Net loss	-	-	-	-	(2,089)	(2,089)
Balance, June 30, 2019 (Unaudited)	41,823,505	$42	$2,374	$2,303	$(4,539)	$180

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,225)	$(2,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106	72
Fair value of vested options	182	-
Fair value of shares issued for services	949	1,389
Fair value of common shares issued to employees and officer	51	-
Fair value of preferred shares issued to officer	465	-
Change in fair value of derivative	(283)	-
Gain on extinguishment of derivative liability	(286)	-
Private placement costs	279	-
Amortization of convertible note discount	380	-
Amortization of right-of-use asset	85	39
Interest accrual	-	20
Changes in operating assets and liabilities:
Accounts receivable	10	(22)
Inventories	(38)	-
Prepaid Expenses	7	-
Accounts payable and accrued liabilities	69	16
Deferred revenue	(17)	85
Operating lease liabilities	(78)	(28)
Net cash used in operating activities	(1,344)	(518)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of equipment	(80)	(85)
Net cash used in investment activities	(80)	(85)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued	-	625
Proceeds from shares issued for cash	105	-
Proceeds from convertibles notes payable	563	-
Proceeds from notes payable	679	13
Principal payments of convertible notes	(282)	-
Principal payments of notes payable	(44)	(42)
Costs of recapitalization	-	-
Net cash provided by financing activities	1,021	596

Increase (decrease) in cash	(403)	(7)
Cash and cash equivalents, beginning of period	433	36
Cash and cash equivalents, end of period	$30	$29

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	-	-
Cash paid for Interest	17	-

Non-cash investing and financing activities
Recognition of right-of-use asset and liability	$432	$410
Original issuance discount	43	-
Issue convertible notes payable for fees	30	-
Recognition of beneficial conversion feature	291	-
Shares issued for fee discount	88	-
Derivative allocated to discount	183	-
Issuance of shares to be issued	505	-
Fair value of shares for loan fee	76	-
Fair value shares to be issued for loan fee	11	-

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SI X MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2020, the Company incurred a net loss of $3,225 and used cash in operating activities of $1,344, and at June 30, 2020, the Company had a stockholders’ deficit of $814. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2019 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2020, the Company had cash on hand in the amount of $30. Subsequent to June 30, 2020, the Company received $250 from the issuance of five notes payable. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation and principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020. The Condensed Consolidated Balance Sheet information as of December 31, 2019 was derived from the Company’s audited Consolidated Financial Statements as of and for year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 10, 2020. These financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of Quanta Inc, and its wholly-owned subsidiary, Bioanomaly, Inc. Intercompany transactions have been eliminated in consolidation.

COVID-19

The global outbreak of COVID-19 has negatively affected the U.S. and global economies and has negatively impacted businesses, workforces, customers, and created significant volatility of financial markets. It has also disrupted the normal operations of many businesses, including ours. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures, and the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. This outbreak could decrease spending, adversely affect demand for our products and harm our business and results of operations. In the quarter ended June 30, 2020, we believe the COVID-19 pandemic did impact our operating results as shipments to customers in the second quarter were down 13% from the first quarter of the year. However, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 31, 2020, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period

Stock Compensation

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

Advertising costs

Advertising costs are expensed as incurred. During the six months ended June 30, 2020 and 2019, advertising costs totaled $42 and $25, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the six months ended June 30, 2020 and 2019, research and development costs totaled $245 and $167, respectively and include salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. At June 30, 2020, shares used in the calculation of basic net loss per common share include 3,500,000 of vested but unissued shares underlying awards of restricted common stock. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is anti-dilutive.

For the six months ended June 30, 2020, the dilutive impact of stock options exercisable into 3,030,000 shares of common stock, convertible notes convertible into 11,664,520 shares of common stock, and 4,500,000 shares of unvested restricted common stock have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive.

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

The Company is required to use observable market data if such data is available without undue cost and effort.

The Company believes the carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities, and notes payable, approximate their fair values because of the short-term nature of these financial instruments

As of June 30, 2020, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $293 (see Note 8).

Concentrations of risks

For the six months ended June 30, 2020 and 2019, one customer accounted for 21% or more of revenue. No other customer accounted for 10% or more of revenue. As of June 30, 2020, one customer accounted for 18% of accounts receivable, one accounted for 14% of accounts receivable, and another accounted for 11% of account receivable. No other customer accounted for 10% or more of accounts receivable. As of December 31, 2019, two customers accounted for 19% and 12% of accounts receivable, respectively. No other customer accounted for 10% or more of accounts receivable.

As of June 30, 2020, three vendors accounted for 36% and 40% and 23% of accounts payable, respectively, and no other vendor accounted for 10% or more of accounts payable. As of June 30, 2020 no vendor accounted for 10% or more of accounts payable.

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

NOTE 2 – LICENSE AGREEMENT

Effective January 22, 2019, the Company entered into an agreement with a wholesaler for the exclusive rights to distribute the Company’s products in the state of Colorado for three years. In consideration, the Company received an up-front payment of $100. The Company determined that the exclusive distribution agreement was a distinct agreement for the license of symbolic IP and thus should be recognized on a straight-line basis over the three-year life of the agreement. For the three and six months ended June 30, 2020 the Company recognized revenue related to this agreement in the amount of $11 and $17, respectively. For the three and six months ended June 30, 2019 the Company recognized revenue related to this agreement in the amount of $9 and $15, respectively.

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and consisted of the following:

	June 30, 2020	December 31, 2019

Raw materials and packaging	$122	$103
Finished goods	39	20

	$161	$123

NOTE 4 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2020	December 31, 2019

Machinery-technology equipment	$705	$607
Machinery-technology equipment under construction	12	30
	717	637
Less accumulated depreciation	(430)	(324)

	$287	$313

Depreciation expense for the three and six months ended June 30, 2020 was $55 and $106, respectively. Depreciation expense for the three and six months ended June 30, 2019 was $29 and $52, respectively. As of June 30, 2020, the equipment under construction is approximately 70% complete, and is expected to be completed and placed into service during the year ended December 31, 2020.

NOTE 5 - OPERATING LEASES

At December 31, 2019, the Company had one operating lease for its headquarters office space in Burbank, California that expires on July 31, 2023.

In February 2020, the Company took possession of a second leased facility consisting of office, research, and production space also located in Burbank, California. The lease commenced on January 1, 2020, and has a term for 5 years, with annual fixed rental payments ranging from $90 to $101. The aggregate total fixed rent is approximately $478 and resulted in the recognition of an operating lease right-of-use (“ROU”) asset and of corresponding lease liability of approximately $432 each. The Company also paid a security deposit of $16. At June 30, 2020, the Company did not have any other leases.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six months ended June 30, 2020
(in thousands)
Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$99

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2020	$69
Weighted average remaining lease term – operating leases (in years)	3.5
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2020
Operating leases
Long-term right-of-use assets	$680

Short-term operating lease liabilities	$167
Long-term operating lease liabilities	525
Total operating lease liabilities	$692

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020	$150
2021	186
2022	202
2023	172
2024	103
Total lease payments	813
Less: Imputed interest/present value discount	(121)
Present value of lease liabilities	692
Less current portion	(167)
Operating lease liabilities, long-term	$525

Lease expenses were $50 and $99 during the three and six months ended June 30, 2020, respectively. Lease expenses were $28 and $61 during the three and six months ended June 30, 2019, respectively.

NOTE 6 – NOTES PAYABLE

	June 30, 2020	December 31, 2019
Secured
(a) Notes payable secured by equipment	$357	$-
(b) Note payable secured by assets	50	56

Unsecured
(c) Note payable-Payroll Protection Loan	134	-
(d) Note payable- Economic Injury Disaster Loan	150	-
Total notes payable outstanding	691	56
Current portion	182	-
Long-term portion	$509	$56

(a)	In April 2020 and May 2020, the Company entered into two financing agreements aggregating $395. The notes bear interest at 10.9% per annum, are secured by the Company’s equipment, requires monthly payments of principal and interest of $21, and mature in April 2022 and May 2022. During the six months ended June 30, 2020, the Company made principal payments of $38 and at June 30, 2020, the balance due on these notes was $357.

(b)	Note payable, interest at 8.3% per annum, secured by all the assets of the Company. The note was due January 13, 2019 and on April 24, 2020, the note holder waived the default through December 31, 2020. At December 31, 2019, the balance of this Note was $56, During the six months ended June 30, 2020, the company made principal payments of $6, and at June 30, 2020, the balance due on this note was $50.

(c)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Bank of America in the aggregate amount of $134, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 4, 2020, matures on May 4, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2020.

(d)	On June 5, 2020, the Company received a $150 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months, and commence in June 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of June 30, 2020.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2020	December 31, 2019
Unsecured
(a) Convertible notes with adjustable conversion prices	183	282
(b) Convertible notes with fixed conversion prices	453	-
Total convertible notes principal outstanding	636	282
Debt discount	(479)	(225)
Convertible notes, net of discount	$157	$57
Current portion	157	57
Long-term portion	$-	$-

(a)	At December 31, 2019, there were $282 of convertible notes with adjustable conversion prices outstanding. During the six months ended June 30, 2020, the Company issued one unsecured convertible promissory note for $153, bearing interest at 22% per annum, and maturing in February 2021. Also during the six months ended June 30, 2020, the Company also issued two unsecured convertible notes payable for $30, bearing interest at 10% per annum, and maturing on December 31, 2020, that were issued as loan commitment fees for notes payable. At the option of the holder, the noted are convertible into shares of the Company’s common stock at a price per share discount of 39% to 50% of the average market price of the Company’s common stock, as defined. As a result, the Company determined that the conversion options of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the convertible note, the initial fair value of the embedded conversion features totaled $462, of which $183 was recorded as debt discount offsetting the face amount of the convertible notes, and the remainder of $279 was recorded as private placement costs. During the six months ended June 30, 2020, one convertible note payable for $282 was paid off. At June 30, 2020, the balance of the convertible notes with adjustable conversion prices was $183.

(b)

At December 31, 2019, the Company had no convertible notes outstanding with fixed conversion prices. During the six months ended June 30, 2020, the Company issued six convertible notes with fixed conversion prices aggregating $453. The notes are unsecured, bear interest at 10% per annum, and mature through February 28, 2021. The notes are convertible into shares of the Company’s common stock at a fixed conversion price of $0.05 per share. The Company recorded debt discounts of $451 to account for loan fees, beneficial conversion features, and original issue discounts. The debt discounts are amortized over the life of the notes or are amortized in full upon the conversion of the corresponding notes to common stock.

At December 31, 2019, the balance of unamortized discount on convertible notes was $225. During the six months ended June 30, 2020, debt discount of $634 was recorded, and debt discount amortization of $380 was recorded. At June 30, 2020, the balance of the unamortized discount was $479.

Note 8 – DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2020, the Company had convertible notes outstanding that are convertible into shares of common stock of the Company at the option of the holder at price per share discounts of 39% to 50% of the Company’s common stock market price, as defined in the note agreements. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the Company determined that the conversion features of the convertible notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the notes were separated from the host contracts (i.e. the notes) and characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2019, the balance of the derivative liabilities was $400. During the six months ended June 30, 2020, the Company recorded additions of $462 related to the conversion features of notes issued during the period (see Note 7), recorded a gain on extinguishment of $286 upon pay-off of a related convertible note payable, and a decrease in fair value of derivatives of $283. At June 30, 2020, the balance of the derivative liabilities was $293.

The derivative liabilities were valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	June 30, 2020	December 31, 2019
Conversion feature:
Risk-free interest rate	0.17%	1.8%
Expected volatility	264%	222%
Expected life (in years)	1 year	1 year
Expected dividend yield	-	-

Fair Value:	-	-
Conversion feature	$293	$400

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On April 14, 2020, the Company filed a Certificate of Designation for the Company’s Series A Preferred Stock with the Secretary of State of Nevada designating 2,500,000 shares of its authorized preferred stock as Series A Preferred Stock, par value of $0.001 per share. The Series A Preferred Stock is not entitled to receive any dividends or liquidation preference and are not convertible into shares of the Company’s common stock. The holders of the Series A Preferred Stock, in the aggregate, have voting power equal to 51% of the total votes of all of the outstanding common and preferred stock of the Company entitled to vote. Accordingly, each share of Series A Preferred Stock shall have voting rights equal to one and one-tenth (1.1) times a fraction, the numerator of which is the shares of outstanding common stock and undesignated preferred stock of the Company and the denominator of which is number of shares of outstanding Series A Preferred Stock. With respect to all matters upon which stockholders are entitled to vote or give consent, the holders of the outstanding shares of Series A Preferred Stock shall vote with the holders of the common stock and any outstanding preferred stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Company’s Articles of Incorporation.

Common Stock

During the six months ended June 30, 2020, the Company issued 388,889 shares of common stock in a private placement of shares at a price of $0.27 per share for total proceeds of $105.

During the six months ended June 30, 2019, the Company received $625 for subscriptions to purchase 1,250,750 shares of common stock in a private placement of shares at a price of $0.50 per share.

NOTE 10 – STOCK BASED COMPENSATION

Preferred stock

On April 14, 2020, The Company issued 2,500,000 shares of a newly created class of preferred stock, Series A Preferred Stock to the Company’s Chief Executive Officer in a private placement transaction. The fair value of the Series A Preferred shares was determined to be $465 and was recorded as stock compensation in selling, general and administrative expense during the six months ended June 30, 2020. The Company determined the fair value of the Series A Preferred shares by obtaining an independent valuation of the fair value of the Company’s Series A Preferred shares.

Common stock

During the six months ended June 30, 2020, the Company issued 451,198 shares of common stock to employees and officers of the Company. The fair value of the shares was determined to be $51 based on the closing price of the Company’s common stock on the dates shares were granted, and recorded as stock compensation in selling, general and administrative expense during the six months ended June 30, 2020.

During the six months ended June 30, 2020, the Company issued 1,250,117 shares of common stock to consultants and convertible note holders for services. The fair value of the shares was determined to be $187 based on the closing price of the Company’s common stock on the dates shares were granted, and recorded as stock compensation in selling, general and administrative expense during the six months ended June 30, 2020.

During the six months ended June 30, 2020, the Company issued 705,000 shares of common stock to convertible note holders for loan fees. The fair value of the shares was determined to be $89 based on the closing price of the Company’s common stock on the dates shares were granted, and was recorded as debt discount to be amortized over the term of the related convertible notes payable. During the six months ended June 30, 2020, amortization of $53 was recoded.

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

The total fair value of the 8,000,000 shares was determined to be $4,000 based on the price per shares of a contemporaneous private placement of the Company’s common stock on the date granted. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the six months ended June 30, 2020, total share-based expense recognized related to vested restricted shares totaled $762. At June 30, 2020, there was $1,104 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 1.7 years.

The following table summarizes restricted common stock activity for the six months ended June 30, 2020:

	Number of shares	Fair value of shares (in thousands)
Non-vested shares, December 31, 2019	5,750,000	$1,682
Granted	-	-
Vested	(1,250,000)	(426)
Forfeited	-	-
Non-vested shares, June 30, 2020	4,500,000	$1,103

As of June 30, 2020, no shares have been issued and 3,500,000 vested shares are included in shares to be issued on the accompanying financial statements

Stock Options

During the year ended December 31, 2019, the Company issued options exercisable into 3,290,000 shares of common stock. The options initially had an exercise price of $0.23 per share, and this was amended in May 2020 to $0.10 per share. The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of the modified option grants immediately before and immediately after the modification and determined the change in fair value related to the modification was de minimis.

In April 2020, the Company issued options exercisable into 300,000 shares of common stock which vested immediately. The options have an exercise price of $0.14 per share, and expire in ten years. Total fair value of these options at grant date was approximately $30, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price $0.14 per share, expected term ranging from five years, volatility 236%, dividend rate of 0% and risk-free interest rate of 0.17%.

During the six months ended June 30, 2020, the Company recognized $182 of compensation expense relating to vested stock options. As of June 30, 2020, the amount of unvested compensation related to stock options was approximately $409 which will be recorded as an expense in future periods as the options vest.

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

A summary of stock option activity during the three months ended June 30, 2020:

	Number of options	Weighted Average Exercise Price	Contractual Life in Years
Options Outstanding as of December 31, 2019	3,230,000	$0.10	6.0
Granted	300,000	0.14	10.0
Exercised	-	-	-
Expired	-	-	-
Options Outstanding as of June 30, 2020	3,530,000	0.11	6.5
Options Exercisable as of June 30, 2020	2,233,045	$0.10	5.5

At June 30, 2020, the options outstanding had an intrinsic value of approximately $97.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has an agreement with an individual in consideration of the Company’s exclusive use of patented technology developed by the individual. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $35 per month payable in cash or common stock of the Company. In addition, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to the individual (see Note 10). During the three and six months ended June 30, 2020, the Company paid $171 and $212 to the individual.

NOTE 12 – SUBSEQUENT EVENTS

In July 2020, the Company issued 500,000 shares of common stock with a fair value of approximately $69 to a consultant for services.

In July 2020, the Company issued five notes payable for aggregate proceeds of $250,000. In connection with these transactions, the Company issued 258,332 shares of common stock with a fair value of $44 as loan fees.

In July 2020, the Company issued 72,522 shares of common stock with a fair value of $10 to two note payable holders for fees.

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

Results of Operations

Summary of Key Results

Results of Operations for three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct to consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the three months ended June 30, 2020, the Company recognized $318 in net sales. For the three months ended June 30, 2019, the Company recognized $318 in net sales.

Expenses

Operating expenses for the three months ended June 30, 2020 was $2,313. The Company incurred $167 in research and development costs, and $1,741 in administrative and other costs associated with operations, including legal and professional fees of $337, and $405 of labor and related costs.

Operating expenses for the three months ended June 30, 2019 was $2,107. The Company incurred $82 in research and development costs, and $1,719 in administrative and other costs associated with operations, including legal and professional fees of $90, and $305 of labor and related costs.

Other Income (Expense)

For the three months ended June 30, 2020, the Company recognized $200 of net other income.

For the three months ended June 30, 2019, the Company recognized $16 of net other expenses.

Net Loss

Net loss for the three months ended June 30, 2020 was $1,866. Net loss for the three months ended June 30, 2019 was $1,906. We recorded no provision for federal income taxes for either period.

Results of Operations for six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenue

For the six months ended June 30, 2020, the Company recognized $675 in net sales. For the six months ended June 30, 2019, the Company recognized $538 in net sales.

Expenses

Operating expenses for the six months ended June 30, 2020 was $3,685. The Company incurred $245 in research and development costs, and $2,653 in administrative and other costs associated with operations, including legal and professional fees of $405, and $788 of labor and related costs.

Operating expenses for the six months ended June 30, 2019 was $2,461. The Company incurred $82 in research and development costs, and $1,882 in administrative and other costs associated with operations, including legal and professional fees of $111, and $504 of labor and related costs.

Other Income (Expense)

For the six months ended June 30, 2020, the Company recognized $116 of net other expenses.

For the six months ended June 30, 2019, the Company recognized $20 of net other expenses.

Net Loss

Net loss for the six months ended June 30, 2020 was $3,225. Net loss for the six months ended June 30, 2019 was $2,099. We recorded no provision for federal income taxes for either period.

Liquidity

We have yet to establish any history of profitable operations. For the six months ended June 30, 2020, the Company incurred a net loss of $3,255 and used cash in operating activities of $1,344, and at June 30, 2020, the Company had a stockholders’ deficit of $814. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2019 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At June 30, 2020, the Company had cash on hand in the amount of $30. Subsequent to June 30, 2020 the Company received $250 from the issuance of five notes payable. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2020, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2020 that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The global outbreak of COVID-19 has negatively affected the U.S. and global economies, and has negatively impacted businesses, workforces, customers, and created significant volatility of financial markets. It has also disrupted the normal operations of many businesses, including ours. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures, and the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. This outbreak could decrease spending, adversely affect demand for our products and harm our business and results of operations. In the quarter ended June 30, 2020, we believe the COVID-19 pandemic did impact our operating results as shipments to customers in the second quarter were down 13% from the first quarter of the year. However, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities subsequent to June 30, 2020.

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

QUANTA, INC

Dated: August 19, 2020	By:	/s/ Eric Rice
Eric Rice
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

