Form 10-Q
period 2020-09-30
QUANTA INC
filed 2020-12-18
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of December 17, 2020, the registrant had 63,768,402 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$11	$433
Accounts receivable	6	28
Inventories	157	123
Prepaid expenses	-	7
Total current assets	174	591

Equipment, net	232	313
Operating lease right-of-use asset, net	383	333
Deposits	17	3 4

Total assets	$806	$1,271

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$460	$74
Notes payable (net of discount of $25 and deferred finance charges of $89 at September 30, 2020)	420	56
Convertible note payable (net of premium of $125 and $0 and discount of $497 and $255, respectively)	600	57
Deferred revenue, license agreement	43	33
Operating lease liabilities, short-term	99	86
Settlement Reserve	236	-
Derivative liabilities	-	400
Total current liabilities	1,858	706

Long term liabilities
Deferred revenue, licenses agreement, long-term	-	34
Notes payable, long term	483
Operating lease liabilities, long-term	315	252
Total liabilities	2,656	992

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 2,500,000 issued and outstanding	2	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 60,779,130 and 49,087,255 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	62	49
Shares to be issued (4,250,000 and 7,318,519 as of September 30, 2020 and December 31, 2019, respectively)	3,320	2,848
Additional paid-in capital	8,935	5,620
Accumulated deficit	(14,169)	(8,238)
Total stockholders’ equity (deficit)	(1,850)	279

Total liabilities and stockholders’ equity (deficit)	$806	$1,271

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$315	$384	$973	$914
Distributor license fees	9	9	26	17
Total revenue	324	393	999	931
Cost of goods sold	52	74	151	230
Gross profit	272	319	848	701

Operating expenses:
Compensation and benefits	371	338	1,157	832
Selling, general, and administrative	840	784	3,494	2,670
Research and development	62	115	307	196
Impairment of operating lease right of use asset	255	-	255	-
Total operating expenses	1,528	1,237	5,213	3,698
Loss from operations	(1,256)	(918)	(4,365)	(2,997)

Other income (expense):
Change in fair value of derivative liability	(182)	-	101	-
Discount Amortization	(117)	-	(396)	-
Loss on debt extinguishment	(1,081)	-	(795)
Interest expense	(70)	(10)	(476)	(20)
Other income (expense), net	(1,450)	(10)	(1,566)	(20)

Net loss	$(2,706)	$(928)	$(5,931)	$(3,017)

Net loss per share, basic and diluted	$(0.05)	$(0.02)	$(0.11)	$(0.08)
Weighted average common shares outstanding – basic and diluted	57,844,835	41,823,505	56,034,097	40,092,030

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

(Unaudited)

	Three months ended September 30, 2020 (Unaudited)
	Series A Preferred stock, par value $0.001		Common stock, par value $0.001		Additional Paid-in	Shares to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	deficit	Deficit
Balance, June 30, 2020 (Unaudited)	2,500,000	$2	56,900,978	$57	$7,474	$3,116	$(11,463)	$(814)
Fair value of vested options	-	-	-	-	68	-	-	68
Fair value of shares for services	-	-	(500,117)	-	(162)	184	-	22
Fair Value of shares issued to employees and officers	-	-	-	1	54	-	-	55
Shares to be issued for cash	-	-	-	-	-	20	-	20
Beneficial conversion feature of issued convertible notes	-	-	-	-	1,277	-	-	1,277
Issuance of shares due to conversion	-	-	3,955,747	3	208	-	-	211
Fair value of shares issued for loan fees	-	-	422,522	1	16		-	17
Net loss	-	-	-	-	-	-	(2,706)	(2,706)
Balance, September 30, 2020 (Unaudited)	2,500,000	$2	60,779,130	$62	$8,935	$3,320	$(14,169)	$(1,850)

Nine months ended September 30, 2020 (Unaudited)
	Series A Preferred stock, par value $0.001		Common stock, par value $0.001		Additional Paid-in	Shares to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	deficit	Deficit
Balance, December 31, 2019	-	$-	49,087,255	$49	$5,620	$2,848	$(8,238)	$279
Issuance of shares			5,000,000	6	529	(535)		-
Shares issued for cash	-	-	407,408	1	75	50	-	126
Fair value of vested options	-	-	-	-	250	-	-	250
Fair value of shares issued for services	-	-	750,000	1	24	946	-	971
Fair value of shares issued to employees and officer	-	-	451,198	1	105	-	-	106
Shares issued for conversion of Convertible Notes	-	-	3,955,747	3	208	-	-	211
Fair value of preferred shares issued to officer	2,500,000	2	-	-	463	-	-	465
Beneficial conversion feature of issued convertible notes	-	-	-	-	1,568	-	-	1,568
Fair value of shares issued for loan fees	-	-	1,127,522	1	93	11	-	105
Net loss	-	-	-	-	-	-	(5,931)	(5,931)
Balance, September 30, 2020 (Unaudited)	2,500,000	$2	60,779,130	$62	$8,935	$3,320	$(14,169)	$(1,850)

Three months ended September 30, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, June 30, 2019	41,823,505	$42	$2,374	$2,304	$(4,540)	$180
Shares issued for cash	2,642,750	3	937	(454)	-	486
Fair value of shares for services	180,000	-	467	-	-	467
Net loss	-	-	-	-	(928)	(928)
Balance, September 30, 2019 (Unaudited)	44,646,255	$45	$3,778	$1,850	$(5,468)	$205

Nine months ended September 30, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2018	39,200,090	$39	$2,360	$306	$(2,450)	$255
Shares issued for cash	2,642,750	3	1,315	(206)	-	1,112
Shares for services	212,505	-	106	1,750	-	1,856
Shares issued for cashless exercise of warrants	2,590,910	3	(3)	-	-	-
Net loss	-	-	-	-	(3,018)	(3,018)
Balance, September 30, 2019 (Unaudited)	44,646,255	$45	$3,778	$1,850	$(5,468)	$205

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,931)	$(3,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	122
Fair value of vested options	250	-
Fair value of shares issued for services	1,068	1,856
Fair value of shares issued to employees and officer	106	-
Fair value of preferred shares issued to officer	465	-
Change in fair value of derivative	(101)	-
Loss on debt extinguishment	795	-
Impairment of operating lease right of use asset	255	-
Fee Notes Issued	60	-
Net Gain on Settlement of AP and Accrued Expenses	(16)	-
Accretion of Premium	226	-
Amortization of convertible note discount	396	-
Amortization of right-of-use asset	106	58
Interest accrual	-	-
Changes in operating assets and liabilities:
Accounts receivable	22	(37)
Inventories	(34)	-
Prepaid Expenses	7	-
Accounts payable and accrued liabilities	386	29
Deferred revenue	(26)	76
Net cash used in operating activities	(1,804)	(968)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of equipment	(80)	(84)
Net cash used in investment activities	(80)	(84)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued	50
Proceeds from shares issued for cash	125	1,110
Proceeds from convertibles notes payable	712	-
Proceeds from revenue sharing loan	250	-
Proceeds from PPP and EIDL loans	294	-
Proceeds from notes payable	378	-
Principal payments of convertible notes	(282)	-
Principal payments of notes payable	(65)	(59)
Costs of recapitalization	-	-
Net cash provided by financing activities	1,462	1,051

Increase (decrease) in cash	(422)	(1)
Cash and cash equivalents, beginning of period	433	36
Cash and cash equivalents, end of period	$11	$29

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	-	-
Cash paid for Interest	17	-

Non-cash investing and financing activities
Recognition of right-of-use asset and liability	$92	$410
Reclass to long term Convertible Notes payable	(52)	-
Premium on Convertible notes Payable	(70)	-
Discount on Convertible Notes Payable	(725)	-
Reclass to Settlement Payable	7	-
Original issuance discount	(131)	-
Discount revenue loan	(28)	-
Conversions	186
Recognition of beneficial conversion feature	353	-
Shared to be issued	(535)
Derivative allocated to discount	173	-
Common Stock for services	(6)	-
Fair Value of Options	529	-

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED September 30, 2020 AND 2019 (UNAUDITED)

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

Subsequent to September 30, 2020, the Company experienced a change in control and appointment of a new Chief Executive Officer, among other corporate actions, and commenced a transition into a holding company. During the transition phase, the Company furloughed most of its employees, and has continued to sell its products online (see Note 12).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2020, the Company incurred a net loss of $5,931 and used cash in operating activities of $1,804, and at September 30, 2020, the Company had a stockholders’ deficit of $1,850. These factors raise substantial doubt about the Company’s ability to continue as a, going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2019 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2020, the Company had cash on hand in the amount of $11. Subsequent to September 30, 2020, the Company received $1,643 from the issuance of notes payable.  Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation and principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020. The Condensed Consolidated Balance Sheet information as of December 31, 2019 was derived from the Company’s audited Consolidated Financial Statements as of and for year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 10, 2020. These financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of Quanta Inc, and its wholly-owned subsidiary, Bioanomaly, Inc. Intercompany transactions have been eliminated in consolidation.

COVID-19

The global outbreak of COVID-19 has negatively affected the U.S. and global economies and has negatively impacted businesses, workforces, customers, and created significant volatility of financial markets. It has also disrupted the normal operations of many businesses, including ours. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures, and the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. This outbreak could decrease spending, adversely affect demand for our products and harm our business and results of operations. In the quarter ended June 30, 2020 and September 30, 2020, we believe the COVID-19 pandemic did impact our operating results as shipments to customers in the second quarter and third quarter were down 13% and 10% from the first quarter of the year. However, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2020, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - “Distinguishing Liabilities from Equity”.

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

Advertising costs

Advertising costs are expensed as incurred. During the nine months ended September 30, 2020 and 2019, advertising costs totaled $53 and $58, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the nine months ended September 30, 2020 and 2019, research and development costs totaled $307 and $197, respectively and include salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. At September 30, 2020, shares used in the calculation of basic net loss per common share include 4,125,000 of vested but unissued shares underlying awards of restricted common stock. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is anti-dilutive.

For the nine months ended September 30, 2020, the dilutive impact of stock options exercisable into 2,732,261 shares of common stock, convertible notes convertible into 61,171,291 shares of common stock, and 4,500,000 shares of unvested restricted common stock have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive. It should be noted that under the contractual terms of the convertible notes; one note holder is limited no more than 4.99% of outstanding shares; the other note holders are limited to no more than 9.99% of the outstanding shares at any time within 61 days of conversion. Therefore at September 30, 2020, the note holders could not convert their respective notes into more than 20,361,669 common shares.

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

The Company believes the carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities, and notes payable, approximate their fair values because of the short-term nature of these financial instruments

As of September 30, 2020, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $179 (see Note 8).

Concentrations of risks

For the nine months ended September 30, 2020 and 2019, one customer accounted for 15% or more of revenue. No other customer accounted for 10% or more of revenue. As of September 30, 2020, one customer accounted for 17% of accounts receivable, and one accounted for 10% of accounts receivable. No other customer accounted for 10% or more of accounts receivable. As of December 31, 2019, two customers accounted for 19% and 12% of accounts receivable, respectively. No other customer accounted for 10% or more of accounts receivable.

As of September 30, 2020, four vendors accounted for 11% and 17% and 14% and 14% of accounts payable, respectively, and no other vendor accounted for 10% or more of accounts payable. As of September 30, 2020 no vendor accounted for 10% or more of accounts payable.

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

NOTE 2 – LICENSE AGREEMENT

Effective January 22, 2019, the Company entered into an agreement with a wholesaler for the exclusive rights to distribute the Company’s products in the state of Colorado for three years. In consideration, the Company received an up-front payment of $100. The Company determined that the exclusive distribution agreement was a distinct agreement for the license of symbolic IP and thus should be recognized on a straight-line basis over the three-year life of the agreement. For the three and nine months ended September 30, 2020 the Company recognized revenue related to this agreement in the amount of $9 and $25, respectively. For the three and nine months ended September 30, 2019 the Company recognized revenue related to this agreement in the amount of $9 and $17, respectively.

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and consisted of the following:

	September 30, 2020	December 31, 2019

Raw materials and packaging	$120	$103
Finished goods	37	20

	$157	$123

NOTE 4 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2020	December 31, 2019

Machinery-technology equipment	$705	$607
Machinery-technology equipment under construction	12	30
	717	637
Less accumulated depreciation	(485)	(324)

	$232	$313

Depreciation expense for the three and nine months ended September 30, 2020 was $55 and $162, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $50 and $122, respectively. As of September 30, 2020, the equipment under construction is approximately 80% complete, and is expected to be completed and placed into service during the year ended December 31, 2020.

NOTE 5 - OPERATING LEASES

At December 31, 2019, the Company had one operating lease for its headquarters office space in Burbank, California. In February 2020, the Company took possession of a second leased facility consisting of office, research, and production space also located in Burbank, California. The lease commenced on January 1, 2020, and has a term for 5 years, with annual fixed rental payments ranging from $90 to $101. The aggregate total fixed rent is approximately $478 and resulted in the recognition of an operating lease right-of-use (“ROU”) asset and of corresponding lease liability of approximately $432 each. The Company also paid a security deposit of $17. At September 30, 2020, the Company did not have any other leases.

During the nine months ended September 30, 2020, the Company consolidated it operations into one space located in Burbank, California. In connection with one lease that is no longer utilized, the Company recorded an impairment of the related net right of use asset of $255, and wrote of a deposit of $17 with the lessor. The total due to the lessor is $236 and is recorded as settlement reserve at September 30, 2020.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine months ended September 30, 2020
(in thousands)
Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$171,332

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2020	$92
Weighted average remaining lease term – operating leases (in years)	3.25
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2020
Operating leases
Long-term right-of-use assets	$382

Short-term operating lease liabilities	$99
Long-term operating lease liabilities	315
Total operating lease liabilities	$414

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020	$23
2021	94
2022	96
2023	99
2024	102
Total lease payments	414
Less: Imputed interest/present value discount	(-)
Present value of lease liabilities	414
Less current portion	(99)
Operating lease liabilities, long-term	$315

Lease expenses were $72 and $171 during the three and nine months ended September 30, 2020, respectively. Lease expenses were $20 and $81 during the three and nine months ended September 30, 2019, respectively.

NOTE 6 – NOTES PAYABLE

	September 30, 2020	December 31, 2019
Secured
(a) Notes payable secured by equipment	$440	$-
(a) Deferred finance charges on notes payable secured by equipment	(89)	-
(b) Note payable secured by assets	33	56

Unsecured
(c) Note payable-Payroll Protection Loan	134	-
(d) Note payable- Economic Injury Disaster Loan	160	-
(e) Revenue sharing agreement	250	-
(e) Deferred finance charges, revenue sharing	(25)	-
Total notes payable outstanding	903	56
Current portion	420	-
Long-term portion	$483	$56

(a)	In April 2020 and May 2020, the Company entered into two financing agreements aggregating $506. The notes were issued at a discount including fees for underwriting , legal and administrative costs along with deferred financing costs. The deferred financing costs are being amortized over the terms of the notes. The notes are secured by the Company’s equipment, and require monthly payments of principal and interest of $21, and mature in April 2022 and May 2022. During the nine months ended September 30, 2020, the Company made payments of $67 and at September 30, 2020, the balance due on these notes was $439.

(b)	Note payable, interest at 8.3% per annum, secured by all the assets of the Company. The note was due January 13, 2019 and on April 24, 2020, the note holder waived the default through December 31, 2020. At December 31, 2019, the balance of this Note was $56, During the nine months ended September 30, 2020, the company made principal payments of $22, and at September 30, 2020, the balance due on this note was $33.

(c)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Bank of America in the aggregate amount of $134, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 4, 2020, matures on May 4, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

(d)

On September 5, 2020, the Company received a $150 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months, and commence in June 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of September 30, 2020.

(e)

Between July 7, 2020, and July 29, 2020, the Company issued notes payable to a third-party investors totaling $250. Under the terms of the note, the Company is to pay 50% of the net revenues beginning on August 21, 2020, for a product to be designed and produced by the Company. The product has not been produced and therefore no payments have been made. The Company issued 280,000 shares of common stock as fees in conjunction with this financing. The Company recorded $28, of discount which is being amortized to interest expense over the expected term of the arrangement.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2020	December 31, 2019
Unsecured
(a) Convertible notes with fixed discount percentage conversion prices	223	282
(b) Convertible notes with fixed conversion prices	497	-
Default penalty principal added, charged to loss on debt extinguishment	315	-
Put premiums on stock settled debt	155	-
Total convertible notes principal outstanding	1,035	282
Debt discount	(590)	(225)

Convertible notes, net of discount and premium	$600	$57
Current portion	600	57
Long-term portion	$-	$-

(a)	At December 31, 2019, there were $282 of convertible notes with adjustable conversion prices outstanding. During the nine months ended September 30, 2020, the Company issued one unsecured convertible promissory note for $153, bearing interest at 22% per annum, and maturing in February 2021. Also during the nine months ended September 30, 2020, the Company also issued two unsecured convertible notes payable for $30, bearing interest at 10% per annum, and maturing on December 31, 2020, that were issued as loan commitment fees for notes payable. At the option of the holder, the notes are convertible into shares of the Company’s common stock at a price per share discount of 39% to 50% of the average market price of the Company’s common stock, as defined. As a result, the Company determined that the conversion options of the convertible notes were not considered derivatives and qualify as stock settled debt under ASC 480 – “Distinguishing Liabilities from Equity”. Therefore the Company calculated fixed premiums totaling $226 which were charged to interest expense at the dates of the note issuance. During the nine months ended September 30, 2020, one convertible note payable for $282 was paid off and another was partially converted into common stock. At September 30, 2020, the balance of these convertible notes was $223.

(b)

At December 31, 2019, the Company had no convertible notes outstanding with fixed conversion prices. During the nine months ended September 30, 2020, the Company issued seven convertible notes with fixed conversion prices aggregating $497. The notes are unsecured, bear interest at 10% per annum, and mature through March 31, 2021. The notes were initially convertible into shares of the Company’s common stock at a fixed conversion price of $0.05 per share. The Company recorded debt discounts of $531 to account for loan fees, beneficial conversion features ($323), and original issue discounts. The debt discounts are amortized over the life of the notes or are amortized in full upon the conversion of the corresponding notes to common stock.

On September 2, 2020, the Company issued a convertible note (see paragraph a above) having a conversion price less than $0.05 which triggered a term common to all notes in paragraph b, which changed the conversion terms to be the lower of $0.05 or 61% of the lowest traded price during the 15 days prior to the conversion. This event is also considered a default for which a penalty is charged equal to 150% of the accrued interest, default interest and principal, totaling $315. On December 9, 2020, the Company executed amendments to these notes effective September 30, 2020 (as further discussed at Note 12), which extended the maturity dates and fixed the conversion price at $0.015. Due to the change in conversion terms the notes now require the recognition of the beneficial conversion feature of the increased principal and lowering of the conversion price resulting in recognition of additional charges of $1,215. Loss on debt extinguishment was charged $901 and debt discounts were charged $315 with a credit to additional paid in capital for the debt discounts which will be amortized to interest expense over the extended term of the amended notes. At September 30, 2020 the new principal totaled $812.

At December 31, 2019, the balance of unamortized discount on convertible notes was $225. During the nine months ended September 30, 2020, debt discount of $761 was recorded, and debt discount amortization of $396 was recorded. At September 30, 2020, the balance of the unamortized discount was $590.

Note 8 – DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2019, the balance of the derivative liabilities was $400, which was fully extinguished upon pay-off of the related convertible note with a decrease of fair value of $114 and gain on debt extinguishment of $286 during the nine months ended September 30, 2020. The Company also recorded additions of $101 related to the conversion features of a note issued during the period (see Note 7), and recorded a gain on extinguishment of $101 upon conversion of the related convertible note. At September 30, 2020, the Company had no convertible notes outstanding that are considered to have embedded derivative liabilities that require bifurcation per the note agreements.

The derivative liabilities were valued at the following dates using a binomial model with the following assumptions:

	September 30, 2020	December 31, 2019
Conversion feature:
Risk-free interest rate	0.17%	1.8%
Expected volatility	182%	222%
Expected life (in years)	3 – 12 months	1 year
Expected dividend yield	-	-

Fair Value:	-	-
Conversion feature	$-	$400

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

On April 14, 2020, The Company issued 2,500,000 shares of a newly created class of preferred stock, Series A Preferred Stock to the Company’s Chief Executive Officer in a private placement transaction. The fair value of the was determined to be $465 and was recorded as stock compensation.

Common Stock

During the nine months ended September 30, 2020, the Company issued 407,408 shares of common stock in a private placement of shares at a price of $0.26 per share for total proceeds of $125.

The Company issued 3,955,747 common shares of stock to two holders of convertible notes at contracted prices. The fair value of the shares was $211 and the conversions reduced the convertible note principal due by $140.

The Company issued 1,127,522 common shares of stock to secure financing for total fair value of $105.

During the nine months ended September 30, 2020, the Company recognized beneficial conversion features totaling $1,569, as additional paid in capital for the difference between the conversion price of the convertible notes payable and the fair value as of the date of the amendments to the related convertible notes.

NOTE 10 – STOCK BASED COMPENSATION

The total charged to stock-based compensation for the nine months ended September 30, 2020, was $1,542. The total included the following:

Preferred stock

On April 14, 2020, The Company issued 2,500,000 shares of a newly created class of preferred stock, Series A Preferred Stock to the Company’s Chief Executive Officer in a private placement transaction. The fair value of the Series A Preferred shares was determined to be $465 and was recorded as stock compensation in selling, general and administrative expense during the nine months ended September 30, 2020. The Company determined the fair value of the Series A Preferred shares by obtaining an independent valuation of the fair value of the Company’s Series A Preferred shares.

Common stock

During the nine months ended September 30, 2020, the Company issued 451,198 shares of common stock to employees and officers of the Company. The fair value of the shares was determined to be $106 based on the closing price of the Company’s common stock on the dates shares were granted, and recorded as stock compensation in selling, general and administrative expense during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company recorded $929 to stock-based compensation as accretion of the expense related to grants of restricted stock (see below).

During the nine months ended September 30, 2020, the Company issued 750,000 common shares of stock to service vendors for a total fair value of $42.

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

The total fair value of the 8,000,000 shares was determined to be $4,000 based on the price per shares of a contemporaneous private placement of the Company’s common stock on the date granted. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the nine months ended September 30, 2020, total share-based expense recognized related to vested restricted shares totaled $929. At September 30, 2020, there was $753 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 1.4 years.

The following table summarizes restricted common stock activity for the nine months ended September 30, 2020:

	Number of shares	Fair value of shares (in thousands)
Non-vested shares, December 31, 2019	5,750,000	$1,682
Granted	-	-
Vested	(1,875,000)	(929)
Forfeited	-	-
Non-vested shares, September 30, 2020	3,875,000	$753

As of September 30, 2020, no shares have been issued and 4,125,000 vested shares are included in shares to be issued on the accompanying financial statements

Stock Options

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

During the nine months ended September 30, 2020, the Company issued options exercisable into 900,000 shares of common stock. 600,000 of the options vested immediately, and 300,000 of the options vest over 24 months. The options have an exercise price of $0.10 to $0.14 per share, and expire in ten years. Total fair value of these options at grant date was approximately $85, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price $0.14 per share, expected term ranging from five years, volatility 236%, dividend rate of 0% and risk-free interest rate of 0.17%.

During the nine months ended September 30, 2020, the Company recognized $250 of compensation expense relating to vested stock options. As of September 30, 2020, the amount of unvested compensation related to stock options was approximately $346 which will be recorded as an expense in future periods as the options vest.

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

A summary of stock option activity during the three months ended September 30, 2020:

	Number of options	Weighted Average Exercise Price	Contractual Life in Years
Options Outstanding as of December 31, 2019	3,230,000	$0.10	6.0
Granted	900,000	0.11	10.0
Exercised	-	-	-
Expired	-	-	-
Options Outstanding as of September 30, 2020	4,130,000	0.11	6.5
Options Exercisable as of September 30, 2020	2,732,261	$0.10	5.5

At September 30, 2020, the options outstanding had no intrinsic value.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has an agreement with an individual in consideration of the Company’s exclusive use of patented technology developed by the individual. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $35 per month payable in cash or common stock of the Company. In addition, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to the individual (see Note 10). During the three and nine months ended September 30, 2020, the Company paid $62 and $296 to the individual.

The Company entered into agreements to share revenue for a product to be designed and produced with several investors. The agreements specify payments of 50% of the net revenues from the specified new product sales. The investors advanced $250 for the right to receive the payments specified. The Company has not produced the specified product. The Company has recorded the advances as liabilities under notes payable. In addition, the Company issued 280,000 shares of common stock to the related investors and the recognized the fair value of $28 as a discount. The discount is being amortized to interest expense over the expected life of the agreement. The Company has determined that there is the potential for litigation under these agreements however no estimate of liability can be calculated as of September 30, 2020.

NOTE 12 – SUBSEQUENT EVENTS

Change in Control, Appointment of New Board Member and Chief Executive Officer and Other Corporate Actions

On November 13, 2020, Mr. Phil Sands was appointed as a member of the Board of Directors of the Company, and to serve as our new Chief Executive Officer, a role which he assumed following the ten-day period after the mailing of a Schedule 14F to our shareholders of record, Eric Rice has resigned from all officer and director positions with the Company.

On November 15, 2020, the Company entered into an interim compensation agreement with Mr. Phil Sands providing for monthly compensation of $8 commencing December 1, 2020 until March 1, 2021.

On November 16, 2020, the Company entered into a Control Block Transfer Agreement with Eric Rice and Phil Sands, pursuant to which, Mr. Rice agreed to transfer 2,500,000 shares of the Company’s Series A Super Voting Preferred Stock to Mr. Sands, representing a transfer of majority voting control over the Company because the holder of such 2,500,000 shares of our Series A Super Voting Preferred Stock automatically carries a vote equal to 51% on all matters submitted to a vote of the holders of our Common Stock and Preferred Stock. Mr. Rice agreed to transfer the Control Block to Phil Sands in order to consummate the Company’s transition into a holding company (transition phase), without requiring the Company to further dilute its stock through the issuance of new shares.

During the transition phase, the Company has furloughed most of its employees, and formulation of product has been intermittent while fulfilling orders has continued. Finished goods inventory is been replenished by packaging and labeling inventory classified as raw materials. Management believes that order fulfilment can continue into the first quarter of 2021, while any organizational and staffing changes are being evaluated.

On November 16, 2020, the Company entered into a Share Cancellation Agreement with Eric Rice, holder of 18,030,032 shares of QNTA Common Stock, pursuant to which Mr. Rice agreed to cancel 17,030,032 shares, and to retain ownership of 1,000,000 shares of Common Stock. Mr. Rice agreed to cancel and return to treasury 17,030,032 shares in order to assist the Company with its plans to attract experienced management, reorganize into a holding company, while transitioning the Company’s existing CBD business operations into a newly formed operating subsidiary, without requiring QNTA to further dilute its stock through the issuance of new shares.

On November 20, 2020, the Board of Directors approved an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000 shares by Unanimous Written Consent in order to provide the Company with sufficient shares to adequately pay down its debt, to allow for compensation to vendors and executives for ongoing services being rendered to the Company, and to accommodate for future financings and acquisitions. On November 20, 2020, the Board Received the Majority Shareholder’s Consent from Phil Sands, holder of 2,500,000 shares of our Series A Preferred Stock, approving the increase in our authorized shares of Common Stock to 500,000,000. No changes to our Preferred Stock are being made. The Secretary of the state of Nevada approved the amendment to the articles of incorporation and approved the share increase.

Issuances of Common Stock

In October 2020, the Company issued 2,509,217 shares of common stock for conversion of $43 of principal and $9 of accrued interest at contracted prices. Following the conversion, the principal and accrued interest of the related note were fully liquidated.

Convertible Notes Issued

In November 2020, the Company issued four notes payable for aggregate proceeds of $85,000 and received $77 in cash. The notes are convertible into common shares of stock at the fixed price of $0.015 per share. The notes mature in April 2021 and bear interest at 10%. The note holders were issued 155,000 of restricted shares of common stock at $0.0365 for total of $6 of fair value. The Company defaulted on these notes due to a failure to file the September 30, 2020 Form 10Q on a timely basis and therefore is subject default penalties of 150% of accrued interest and principal.

On December 9, 2020, the Company issued a convertible promissory note to Trillium Partners LP for $25. The note: carries $3 of original issue discount (OID), may be converted into the Company’s common stock at $0.015 per share, bears interest at 10% and matures on June 30, 2021. The OID will be amortized to interest expense over the term of the note and the beneficial conversion feature will be recognized as a debt discount and additional paid in capital.

On December 16, 2020, the Company issued a convertible promissory note to Trillium Partners LP for $23. The note: carries $3 of original issue discount (OID), may be converted into the Company’s common stock at $0.015 per share, bears interest at 10% and matures on June 30, 2021. The OID will be amortized to interest expense over the term of the note and the beneficial conversion feature will be credited to additional paid in capital and $20,000 will be recognized as a debt discount and amortized to interest expense over the term of the note.

Amendments to Convertible Notes effective September 30, 2020 to Cure Defaults

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to Livingston Asset Management LLC on April 27, 2020, curing the defaults under the terms of the original note. The maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to Alpha Capital Anstalt on April 27, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $160, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to Trillium Partners LP on April 27, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $160, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to an individual on April 27, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $36, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to Trillium Partners LP on May 27, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $18, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to Alpha Capital Anstalt on May 27, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $9, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to Trillium Partners LP on June 26, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $154, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

 On December 9, 2020, the Company executed an amendment to its convertible note payable issued to Trillium Partners LP on August 27, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $71, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

The amendments to the notes above have been recognized in the financial statements as of September 30, 2020, as loss on debt extinguishment (for changes in principal amount of $315) the beneficial conversion features recorded as additional paid in capital and were charged to loss on debt extinguishment ($901) and debt discount of $315 which will be amortized with periodic charges to interest expense over the amended terms of the notes.

Amendments to Convertible Notes Issued Subsequent to September 30, 2020 to Cure Defaults

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to Alpha Capital Anstalt on November 3, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $35, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to an individual on November 3, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $26, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, investor is now entitled to deduct $1,000 for each conversion to cover related costs.

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to another individual on November 3, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $26, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

On December 9, 2020, the Company executed an amendment to its convertible note payable issued to Trillium Partners LP on November 3, 2020, curing the defaults under the terms of the original note. The principal was restated under the default terms to be $43, the maturity was extended to June 30, 2021, the conversion terms were changed from fixed percentage discount to a fixed price of $0.015. Additionally, the investor is now entitled to deduct $1,000 for each conversion to cover related costs.

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

Results of Operations

Summary of Key Results

Results of Operations for three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct to consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the three months ended September 30, 2020, the Company recognized $315 in net sales. For the three months ended September 30, 2019, the Company recognized $393 in net sales.

Expenses

Operating expenses for the three months ended September 30, 2020 was $1,528. The Company incurred $62 in research and development costs, $840 in administrative and other costs associated with operations including legal and professional fees of $400, and $370 of labor and related costs and charged $255 to operating expenses for the impairment lease right of use asset,

Operating expenses for the three months ended September 30, 2019 was $1,237. The Company incurred $115 in research and development costs, and $1,237 in administrative and other costs associated with operations, including legal and professional fees of $126, and $307 of labor and related costs.

Other Income (Expense)

For the three months ended September 30, 2020, the Company recognized $1,450 of net other expense.

For the three months ended September 30, 2019, the Company recognized $10 of net other expenses.

Net Loss

Net loss for the three months ended September 30, 2020 was $2,706. Net loss for the three months ended September 30, 2019 was $928. We recorded no provision for federal income taxes for either period.

Results of Operations for nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenue

For the nine months ended September 30, 2020, the Company recognized $973 in net sales. For the nine months ended September 30, 2019, the Company recognized $914 in net sales.

Expenses

Operating expenses for the nine months ended September 30, 2020 was $5,213. The Company incurred $306 in research and development costs, and $3,494 in administrative and other costs associated with operations, including legal and professional fees of $805, and $1,157 of labor and related costs and charged $255 to operating expenses for the impairment lease right of use asset.

Operating expenses for the nine months ended September 30, 2019 was $3,685. The Company incurred $197 in research and development costs, and $2,670 in administrative and other costs associated with operations, including legal and professional fees of $232, and $832 of labor and related costs.

Other Income (Expense)

For the nine months ended September 30, 2020, the Company recognized $1,566 of net other expenses.

For the nine months ended September 30, 2019, the Company recognized $20 of net other expenses.

Net Loss

Net loss for the nine months ended September 30, 2020 was $5,931. Net loss for the nine months ended September 30, 2019 was $2,099. We recorded no provision for federal income taxes for either period.

Liquidity

We have yet to establish any history of profitable operations. For the nine months ended September 30, 2020, the Company incurred a net loss of $5,031 and used cash in operating activities of $1,804, and at September 30, 2020, the Company had a stockholders’ deficit of $1,850. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2019 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At September 30, 2020, the Company had cash on hand in the amount of $11. Subsequent to September 30, 2020 the Company received $119 from the issuance of six notes payable. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2020, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2020 that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The global outbreak of COVID-19 has negatively affected the U.S. and global economies, and has negatively impacted businesses, workforces, customers, and created significant volatility of financial markets. It has also disrupted the normal operations of many businesses, including ours. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures, and the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. This outbreak could decrease spending, adversely affect demand for our products and harm our business and results of operations. In the quarter ended September 30, 2020, we believe the COVID-19 pandemic did impact our operating results as shipments to customers in the second quarter were down 13% from the first quarter of the year. However, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities subsequent to September 30, 2020.

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

QUANTA, INC

Dated: December 18, 2020	By:	/s/ Phil Sands
Phil Sands
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

