Form 10-K
period 2020-12-31
QUANTA INC
filed 2021-04-15
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ____________

000-56025

Commission file number

Quanta, Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-2749032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

632 S Glenwood Pl, Burbank, CA	91506
(Address of principal executive offices)	(Zip Code)

(818) 659-8052

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $625,911.

As of March 25, 2021, the registrant had 104,914,339 shares of Common Stock outstanding.

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

On April 14, 2020, we issued to Eric Rice, our former Chairman, Chief Executive Officer and Chief Financial Officer, 2,500,000 shares of a newly created class of preferred stock, Series A Preferred Stock.

On November 16, 2020, the Company entered into a Control Block Transfer Agreement with Eric Rice and Phillip Sands, pursuant to which, Mr. Rice agreed to transfer 2,500,000 shares of the Company’s Series A Super Voting Preferred Stock to Mr. Sands, representing a transfer of majority voting control over the Company because the holder of such 2,500,000 shares of our Series A Super Voting Preferred Stock automatically carries a vote equal to 51% on all matters submitted to a vote of the holders of our Common Stock and Preferred Stock. On November 16, 2020, the Company entered into a Share Cancellation Agreement with Eric Rice, holder of 18,030,032 shares of QNTA Common Stock, pursuant to which Mr. Rice agreed to cancel 17,030,032 shares (16,951,432 shares were cancelled December 29, 2020), and to retain ownership of 1,000,000 shares of Common Stock.

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife”) pursuant to which, the Company agreed to acquire 51% of Medolife in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock. On January 14, 2021, we completed our acquisition of 51% of Medolife and Medolife’s founder, Arthur Mikaelian, PhD, a member of our Board of Directors, officially replaced Phillip Sands as our Chief Executive Officer. Phillip Sands remains our President and serves with Dr. Mikaelian on our Board of Directors.

Medolife provides contract research services. The Company focuses on research, development, and production of pharmaceutical-grade products, as well as clinical evidence-based nutraceuticals utilizing patented polarization technology. Medolife Rx serves clients in the United States.

Quanta for 2021 will be undergoing a name change to be announced shortly as well as Quanta is in the process of expanding its product line from 4 SKUs to 38 by summer. We will also be introducing all new branding with new color schemes, new packaging, and exciting celebrity endorsements for the pain relief products and a newly introduced beauty product line. Quanta will also be working on a men’s cosmetic line in conjunction with one of the celebrity endorsements planned for late 2021. The company has hired an advertising agency to help with the rollout of the new branding expected second quarter 2021. This will work in conjunction with a major push the company is on the path of with some major big box retail chains.

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

Bioanomaly Inc. (now Quanta) was founded in 2016 by a group of technology and industry entrepreneurs and provides licensed technology solutions to natural product companies in multiple verticals. Our headquarters is located in Burbank, California.

Quanta Basics

Quanta is a cutting-edge technology platform whose patented, proprietary technology harnesses advances in quantum biology to increase the potency of active ingredients. Currently, Quanta supports product formulations in pain management, anti-inflammation, skincare, agriculture, nutritional supplements, and plant-based consumables. Ultimately, Quanta’s mission is to deliver better, more effective ingredients to elevate product efficacy, reduce waste and facilitate healthier, more sustainable consumption.

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

Item 1A. Risk Factors.

Risks Related to the Business

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Properties

The Company does not own any physical location. Quanta currently leases its corporate headquarters in Burbank, California which lease expires in August, 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

On August 16, 2018 the Company changed its stock symbol to “QNTA.” The following table lists the high and low bid information for our common stock as quoted on the OTC Markets for the fiscal year ended December 31, 2020 and 2019. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2020	High	Low
Fourth Quarter	$0.12	$0.02
Third Quarter	$0.17	$0.03
Second Quarter	$0.20	$0.02
First Quarter	$0.32	$0.04

Fiscal Year Ended December 31, 2019	High	Low
Fourth Quarter	$0.58	$0.20
Third Quarter	$19.00	$0.20
Second Quarter	$2.35	$1.83
First Quarter	$5.00	$1.00

(b) Holders of Our Common Stock

As of the date of filing approximately we had 142 shareholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Employees

As of the date of this report, Quanta has 10 full time and no part time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

RESULTS OF OPERATIONS

Summary of Key Results

Results of Operations for year ended December 31, 2020 compared to the year ended December 31, 2019

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct-to-consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the year ended December 31, 2020 the Company recognized $1,124,721 in net sales. For the year ended December 31, 2019, the Company recognized $1,232,200 in net sales. The decrease in sales is due to the change in management and furlough of most employees during the three months ended December 31, 2020, compared to 2019.

For the year ended December 31, 2020 the Company recognized $33,394 in license revenue. For the year ended December 31, 2019, the Company recognized $31,788 in license revenue.

Expenses

Operating expenses for the year ended December 31, 2020 were $6,262,680. The Company incurred $452,443 in research and development costs ($420,000 paid to related party), and $4,273,394 in selling, general, and administrative costs, including legal and professional fees of $886,589, and $1,281,750 of compensation and related costs, and an impairment of an operating lease right of use asset of $255,093.

Operating expenses for the year ended December 31, 2019 were $6,453,091. The Company incurred $351,670 ($343,300 paid to related party) in research and development costs, and $4,799,030 in selling, general, and administrative costs, including legal and professional fees of $651,764, and $1,302,391 of compensation and related costs.

Other Income (Expense)

For the year ended December 31, 2020, the Company recognized $2,778,593 of net other expenses, including interest expense of $512,907, private placement costs of $381,084, debt discount amortization of $755,538, loss on debt extinguishment of $1,230,290 and income of $101,226 for the change in the fair market value of derivative liabilities.

For the year ended December 31, 2019, the Company recognized $299,541 of net other expenses, including interest expense of $226,202, private placement costs of $238,395, $145,565 of extinguishment of derivative liabilities and income of $19,491 for the change in the fair market value of derivative liabilities.

Net Loss

Net loss for the year ended December 31, 2020 was $8,164,428. Net loss for the year ended December 31, 2019 was $5,787,364. We recorded no provision for federal income taxes for either period.

Basic and diluted loss per share - Basic and diluted loss per share for the year ended December 31, 2020 was $0.14 per share. Basic and diluted number of shares outstanding was 59,908,938 for 2020. Basic and diluted loss per share for the year ended December 31, 2019 was $.14 per share. Basic and diluted number of shares outstanding was 42,808,603 for 2019.

Going concern

We have yet to establish any history of profitable operations. For the year ended December 31, 2020, the Company incurred a net loss of $8,164,428 and used cash in operating activities of $2,118,428, and at December 31, 2020 the Company had a stockholders’ deficit of $2,608,246. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2020 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2020, the Company had cash on hand in the amount of $6,270. Subsequent to December 31, 2020, the Company issued convertible notes payable and received net proceeds of $275,000 and received $1,263,000 for subscriptions to purchase 31,575,000 shares of common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

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

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. Product revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. The Company historically has offered no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against revenue.

Stock Compensation

The Company issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation (Topic 718). Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, and have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal controls over financial reporting were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified include (i) we had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) we did not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements; (iii) we had ineffective controls over our financial statement close and reporting process and did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved, (iv) we did not maintain effective controls over the recording and approval of recurring and non-recurring journal entries and (v) we had inadequate segregation of duties consistent with control objectives.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address material weaknesses described above. These remediation efforts are ongoing and include or are expected to include preparation of written documentation of our internal control policies and procedures, increasing personnel resources and technical accounting expertise within the accounting function, and to hire one or more additional personnel. During the third and fourth quarters of 2020, and as of the date of this Report, we continue to work with an outside consultant with experience and expertise in U.S. GAAP and public company SEC accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management consists of:

Name	Age	Title
Arthur Mikaelian, Ph.D	58	Chairman, Chief Executive Officer and Chief Financial Officer
Phillip Sands	59	President, Director

On November 13, 2020 Mr. Phillip Sands was appointed to serve as Chief Executive Officer. Eric Rice has resigned from all officer and director positions with the Company.

On December 21, 2020 Mr. Phillip Sands resigned as Chief Executive Officer and was appointed President.

On December 21, 2020, in connection with the entry into the Securities Exchange Agreement with Medolife Rx, Inc., Arthur G. Mikaelian, Ph.D was appointed as member of the Board of Directors of Quanta, Inc. Dr. Mikaelian joins Phillip Sands on our Board, and Mr. Sands continues to serve as the Company’s President and Director.

On December 21, 2020, Dr. Mikaelian was also appointed to serve as the Company’s Chief Executive Officer.

Arthur Mikaelian, P.hD, Newly Appointed Director, Chief Executive Officer and Treasurer and Corporate Secretary . Dr. Arthur Mikaelian, a pioneer of polarization technology, has been awarded U.S. Patent 8,097,284 B2 as it pertains to Polarized Scorpion Venom solution and the method for making it. Dr. Mikaelian’s technical education began at the 2nd Medical Institute of Moscow and continued at the Vernadsky University of Biosphere Knowledge in Moscow, where he earned his doctorate in Biological Psychology; he then went on to complete his post-doctorate work at Vernadsky. He also earned an MBA from the University of Bologna in Italy. You can find more about Medolife Rx at: http://medolife.com/

Phillip Sands, President, Secretary, Treasurer and Director. Mr. Phillip Sands brings over 30 plus years of corporate executive experience, business development, project management, investment consultation, and B2B sales experience within Small Business and Corporate America. He has served in diverse companies with positions of Investment Consultant, Business Development Manager, Director of Investor Relations and Principal of small businesses. Mr. Sands has through collaboration worked with investment firms and helped develop strategies for public and private funding offerings, debt debenture offerings, help with Private Placements, balance sheet review and offer investment location consultation, client presentation, coaching, and access to market makers and broker dealers. Has worked with clients from all sectors with diverse back grounds on the OTC markets as well NASDAQ companies. Sectors range from alternative energy, technical, medical, manufacturing and more. Since 2011, Mr. Sands has served as Principal of Cold River Capital Incorporated, providing consulting services to clients seeking capital through private equity and institutional investors. His work with small business owners and Small-Cap companies has helped to raise capital through debt & equity structured funding, acquisition and growth capital. From 2004 to 2011, Mr. Sands served as Principal of Dynamic Business Services. From 2000 to 2004, Mr. Sands served as Principal of Splashmail Incorporated, a software sales company. From 1998 to 2000, Mr. Sands served as Northeast Territory Manager for Avatech Solutions. From 1997 to 1998, Mr. Sands began his career as a Consultant/Northeast Business Development Manager with General Electric Information Technology Systems. Mr. Sands studied Business Administration at Emmanuel College

Board of Directors

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

At the very least all directors will be reimbursed by the Company for expenses incurred in attending directors’ meetings provided that the Company has sufficient resources to pay these expenses. The Company will consider in applying for officers and directors’ liability insurance at such time that it has the financial resources to do so.

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

Currently we have two officers and two directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial statements of beneficial ownership of our securities (Form 3) and statements of changes in beneficial ownership of our securities (Forms 4 and 5). As of December 31, 2020, our former directors, executive officers and holders of more than 10% of our common stock had not filed the required reports with the SEC.

Based on a review of Forms 3 filed in January 2020, the Company believes that each of our former officers and directors: Eric Rice, Jeffrey Doiron, Blake Gillette and Kirk Westwood filed such forms late. Messrs. Doiron, Gillette and Westwood also each filed a Form 4 in January 2020 each untimely reporting one transaction that occurred in December 2019. Mr. Rice also filed a Form 4 in January 2020 untimely reporting 29 transactions that had occurred between November and December 2019.

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to our named directors, executive officers and key employees for the fiscal years ended December 31, 2020 and 2019:

Name and Principal Position	Period	Base Salary ($)	Option Awards ($)(4)	All Other Compensation ($)(5)&(6)	Total ($)
Arthur Mikaelian Chief Executive Officer and member of the board of directors	Fiscal Year ended December 31, 2020	-	-	1,292,530	1,292,530
Non-officer	Fiscal Year ended December 31, 2019	-	-	2,317,868	2,317,868

Phillip Sands Formerly Chief Executive Officer, currently President and member of the board of directors.	December 4, through December 31, 2020	8,000	-	465,000	473,000

Eric Rice (1)	Fiscal Year ended December 31, 2020	113,900	-	-	113,900
	Fiscal Year ended December 31, 2019	103,044	-	-	103,044

Jeffrey Doiron	Fiscal Year ended December 31, 2020	77,938
Former President (2)	Fiscal Year ended December 31, 2019	93,732	415,672	-	509,404

Kirk Westwood	Fiscal Year ended December 31, 2020	57,699		20,807
Former Vice President (2)	Fiscal Year ended December 31, 2019	71,803	566,826	30,293	668,922

Blake Gillette (3)	Fiscal Year ended December 31, 2020	72,703
	Fiscal Year ended December 31, 2019		-	-

(1)	Appointed June 6, 2018, resigned as Chief Executive Officer December 4, 2020.

(2)	Appointed June 6, 2018, resigned, officer position December 4, 2020.

(3)	Resigned officer position December 4, 2020.

(4)	The amounts reported in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 by utilizing the Black-Scholes option-pricing model.

(5)	Dr. Mikaelian was awarded 8,000,000 shares of restricted common shares in 2019. 2,250,000 shares vested in 2019 and were valued at $2,317,868, 2,500,000 shares vested in 2020 and were valued at $1,292,530 and additional 625,000 will vest within 60 days of the issuance of this report.

(6)	The Preferred Series A shares were valued by and independent valuation professional to be $0.186 per share on April 14, 2020 for a total of approximately $465,000, based on the control features of the shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding beneficial ownership of the Company’s common stock as of April 14, 2021 by:

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

The beneficial ownership of the Company’s common stock is based on 100,975,328 shares of Company common stock issued and outstanding as of April 9, 2021.

Unless otherwise indicated, management believes that each person named in the table below has sole voting and investment power with respect to all shares of management common stock beneficially owned by him or her.

Name And Address (1)	Beneficially Owned	Percentage Owned (2)
Arthur Mikaelian, PhD, Chairman, Chief Executive Officer	6,000,000	6%
Phillip Sands, President	-	-%
All directors and officers as a group (2 persons)	6,000,000	6%

Other 5% Holders
Brothers Pascarella LLC	9,800,000	9.7%

(1)	The address for all officers, directors and beneficial owners is 3606 W Magnolia Blvd, Burbank, Ca 91505.

Arthur Mikaelian, was awarded 8,000,000 shares of restricted common stock of which 6,000,000, will have vested within 60 days of the filing of this report. In addition, the Company issued 9,000 shares of Series B Preferred Stock. The preferred shares entitle the holder to voting rights equal to 54% of the shares of common stock outstanding as of the date of this report.

Phillip Sands, received 2,500,000 shares of Series A Preferred Stock in conjunction with the closing of the Control Block Transfer Agreement. The preferred shares entitle the holder to voting rights equal to 51% of the shares of common stock outstanding as of the date of this report.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2020 and December 31, 2019. Arthur Mikaelian, was awarded 8,000,000 shares in restricted common in 2019 prior to becoming an officer and director. Which includes 6,000,000, will have vested within 60 days of the filing of this report.

Options Exercised and Stock Vested Table

On June 27, 2019, our board of directors adopted the Quanta, Inc. 2019 Omnibus Stock Incentive Plan (the “2019 Plan”). The following is a summary of the principal features of the 2019 Plan:

Provision of Plan	Description
Eligible Participants:	Employees, directors, and consultants of the Company, any related entity, and any successor entity that adopts the 2019 Plan.

Share Reserve:	●	Total of 12,000,000 shares of the Company’s Common Stock.
	●	The reserved shares will be reduced (i) by one share for each share granted pursuant to stock options, stock appreciation rights, or other awards awarded under the 2019 Plan, and (ii) to the extent cash is delivered in lieu of shares of Common Stock upon the exercise of a stock appreciation right, the Company will be deemed to have issued the greater of the number of shares of Common Stock which it was entitled to issue upon such exercise or on the exercise of any related stock option.

Award Types:	●	Incentive stock options
	●	Non statutory stock options
	●	Stock appreciation rights
	●	Restricted stock awards
	●	Restricted stock unit awards
	●	Dividend equivalent rights

Vesting:	Determined by the board of directors.

Award Limits:	No more than 1,200,000 shares may be issued to a single participant pursuant to stock options and stock appreciation rights in a calendar year.

Repricings:	Repricing of outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain ratable capitalization adjustments as set forth in the 2019 Plan.

Plan Termination Date:	June 27, 2029.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had any outstanding stock or option awards as of the fiscal years ended December 31, 2020 and December 31, 2019. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Description of our Capital Stock

We were incorporated under the laws of the State of Nevada on April 28, 2016. The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 25,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

Preferred Stock

Our articles of incorporation authorize the issuance of 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our board of directors. 2,510,000 shares of Preferred Stock have been designated, issued and were outstanding as of the date of this report. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 22,490,000 shares of Preferred Stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future.

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

Series A Preferred Stock Description

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

2,500,000 issued and outstanding as of the filing report.

Series B and C Convertible Preferred Stock

On January 12, 2021, the Company filed Certificates of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock in the State of Nevada.

Series B Convertible Preferred Stock - Description

The terms of the Certificate of Designation of the Series B Convertible Preferred Stock, which was filed with the State of Nevada on January 12, 2021, state that the shares of Series B Convertible Preferred Stock are convertible into fifty-four percent (54%) of the issued and outstanding shares of the Company’s common stock on a fully converted basis. Each share of Series B Preferred Stock shall be convertible into 6,750 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series B Preferred Stock; provided that, for a period of twenty for (24) months from the Issuance Date, if the Company issues shares of common stock, including common stock as the result of the purchase, exercise or conversion of outstanding derivative or convertible securities (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than one hundred twelve million five hundred thousand (112,500,000) shares (inclusive of conversions of Series B Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series B Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be one hundred twelve million five hundred thousand (112,500,000). Each holder of the Series B Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as-converted basis, either by written consent or by proxy.

9,000 issued and outstanding as of the filing report.

Series C Convertible Preferred Stock - Description

The terms of the Certificate of Designation of the Series C Convertible Preferred Stock, which was filed with the State of Nevada on January 12, 2021, state that such Series C Convertible shares have a par value of $0.00001 per share and a stated value of $100 per share (the “Stated Value”) and each Series C Preferred Share shall be convertible into 6,750 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock; provided that, for a period of twenty for (24) months from the Issuance Date, if the Company issues shares of common stock, including common stock as the result of the purchase, exercise or conversion of outstanding derivative or convertible securities (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than one hundred twelve million five hundred thousand (112,500,000) shares (inclusive of conversions of Series C Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series C Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be one hundred twelve million five hundred thousand (112,500,000). Subject to the beneficial ownership limitations of 9.99%, set forth in Section 5 (b) of the attached Series C Convertible Preferred Stock Certificate of Designation, each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy.

1,000 issued and outstanding as of the filing report.

The foregoing descriptions of the terms of the Certificates of Designation are qualified in their entirety by the Certificates of Designation that were filed with the Nevada Secretary of State on April 14, 2020 and January 12, 2021.

Any of Preferred Stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of Preferred Stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our Common Stock and could adversely affect the rights and powers, including voting rights, of the holders of our Common Stock.

Common Stock

Our articles of incorporation authorize the issuance of 500,000,000 shares of Common Stock. There are 100,975,328 shares of our Common Stock issued and outstanding at April 9, 2021. On November 20, 2020, the Board of Directors approved an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000 shares by Unanimous Written Consent. The Secretary of State of Nevada approved the share increase. The holders of our Common Stock:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount our total assets for the last two fiscal years or the transition period ended December 31, 2018. Arthur Mikaenlian executed an agreement with the Company for the license of proprietary supplements (refer to Footnote regarding related parties). In addition, Dr. Makaelian entered into a licensing agreement with the Company in 2019. The agreement has been modified. The agreement predates Dr. Makaelian,s appointment as an officer and director.

On May 20, 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to Arthur G. Mikaelian, Ph.D , a consultant for services. 1,000,000 shares vested immediately, and the balance of 7,000,000 shares will vest 625,000 shares per quarter over 2.8 years. The award predates Dr. Makaelian,s appointment as an officer and director.

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx from entities controlled by Arthur G. Mikaelian, Ph.D. in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock. Prior to this transaction,

Related Person Transaction Policy

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

According to the NASDAQ definition, Mr. Phillip Sands is not an independent director because he currently holds the title of officer in the Company.

Item 14. Principal Accounting Fees and Services.

The following tables present the fees billed for the years ended December 31, 2020 and 2019 by Weinberg & Company.

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

All services reflected in the following fee tables were pre-approved, respectively, in accordance with the policy of the Board.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit fees	$76,767	$71,372
Audit-related fees	-
Tax fees	13,915
All other fees	20,186	950
Total Fees	$104,862	$72,322

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization among Freight Solution, Inc., Bioanomaly, Inc. and Quanta Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2018)

3.1	Articles of Incorporation of Quanta, Inc. (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

3.2	Bylaws of Quanta, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Current Report filed with the Securities and Exchange Commission on February 5, 2019)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2020)

10.1	Conflict of Interest Agreement (Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

10.2	Form of Subscription Agreement dated June 2018 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)

10.3	Form of Warrant dated June 2018 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)

10.4	Joint Venture Agreement by and between Quanta, Inc. and 2664431 Ontario Inc. dated as of September 5, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2018)

10.5	Exclusive License and Joint Venture Agreement dated March 23, 2017 (Incorporated by reference to Exhibit 10.6 to the Transition Report on Form 10-KT filed with the Securities and Exchange Commission on April 16, 2019)

10.6	Quanta, Inc. 2019 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2019)

10.7	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Eric Rice (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.8	Form, of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Jeffrey Doiron (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.9	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Blake Gillette (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.10	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Kirk Westwood (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.10	Form of Securities Purchase Agreement, dated as of November 25, 2019, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

10.11	Form of Registration Rights Agreement, dated as of November 25, 2019, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

10.12	Ten Percent (10%) Convertible Note, dated as of November 25, 2019, issued by Quanta, Inc. in favor of Livingston Asset Management LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

14.1	Quanta, Inc. Code of Business Ethics and Conduct (Incorporated by reference to Exhibit 14.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed along with this document

The following are included as part of this Form 10-K:

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta, Inc.

Dated: April 15, 2021	By:	/s/ Arthur Mikaelian
Arthur Mikaelian,
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Accounting Officer)

/s/ Phillip Sands
Phillip Sands, President (and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Arthur Mikaelian	Chairman, Chief Executive Officer and Chief Financial Officer	April 15, 2021
Arthur Mikaelian	(Principal Executive)

/s/ Phillip Sands	President (and Principal Accounting Officer)	April 15, 2021
Phillip Sands,

QUANTA, INC.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Quanta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quanta, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2020, the Company incurred a net loss and utilized cash in operations, and at December 31, 2020, had a stockholders deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Weinberg & Company, P.A.
Los Angeles, California
April 15, 2021

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$6,270	$433,143
Accounts receivable	685	28,260
Deferred charges, related party	134,704	-
Inventories, net of reserve	19,220	122,519
Prepaid expenses	-	7,500
Total current assets	160,879	591,422

Equipment, net	200,523	313,478
Operating lease right-of-use asset, net	362,227	332,980
Security deposits	16,883	33,652

Total assets	$740,512	$1,271,532

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$673,494	$73,598
Notes payable (net of deferred finance charge of $74,817 at December 31, 2020)	482,724	55,850
Deferred revenue, license agreement	34,818	32,742
Operating lease liabilities	100,901	85,662
Convertible note payable (net of discounts of $539,282 and $224,660, respectively)	1,074,814	57,340
Lease settlement obligations	235,759	-
Derivative liabilities	-	400,139
Total current liabilities	2,602,510	705,331

Long term liabilities
Deferred revenue, licenses agreement, long-term	-	35,470
Notes payable, long term (net of deferred finance charge of $32,556 at December 31, 2020)	451,368	-
Operating lease liabilities, long-term	294,880	251,791
Total liabilities	3,348,758	992,592

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
Series A Preferred stock, 2,500,000 shares issued and outstanding at December 31, 2020 and none issued and outstanding at December 31, 2019	2,500	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 46,756,970 and 49,087,255 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	46,757	49,087
Shares to be issued (4,875,000 and 7,318,519 shares to be issued as of December 31, 2020 and December 31, 2019, respectively)	3,641,868	2,847,868
Additional paid-in capital	10,102,805	5,619,733
Accumulated deficit	(16,402,176)	(8,237,748)
Total stockholders’(deficit) equity	(2,608,246)	278,940

Total liabilities and stockholders’ (deficit) equity	$740,512	$1,271,532

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2020	Year ended December 31, 2019

Sale of products, net	$1,124,721	$1,237,200
License revenue	33,394	31,788
Total revenue	1,158,115	1,268,988
Cost of goods sold	281,270	303,720
Gross profit	876,845	965,268

Operating expenses:
Compensation and benefits	1,281,750	1,302,391
Research and development (includes $420,000 and $343,300 to related party, respectively)	452,443	351,670
Impairment of operating lease right of use asset	255,093	-
Selling, general, and administrative	4,273,394	4,799,030
Total operating expenses	6,262,680	6,453,091
Loss from operations	(5,385,835)	(5,487,823)

Other income (expense):
Interest expense	(512,907)	(226,202)
Discount amortization	(755,538)	-
Extinguishment of derivative liabilities	-	145,565
Change in fair value of derivative liabilities	101,226	19,491
Private placement costs	(381,084)	(238,395)
Loss on extinguishment of debt	(1,230,290)	-
Other income and expense, net	(2,778,593)	(299,541)

Net loss	$(8,164,428)	$(5,787,364)

Net loss per share, basic and diluted	$(0.14)	$(0.14)
Weighted average common shares outstanding – basic and diluted	59,908,938	42,808,603

See notes to consolidated financial statements.

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020

AND 2019

	Series A Preferred Stock Par value $0.001		Common Stock Par value $0.001		Additional Paid In	Shares to be	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Total
Balance, January 1, 2019	-	$-	39,200,090	$39,200	$2,360,598	$306,000	$(2,450,384)	$255,414

Issuance of shares previously subscribed	-	-	612,000	612	305,388	(306,000)	-	-
Shares issued for cash	-	-	6,330,750	6,331	2,084,044	-	-	2,090,375
Cash received for shares to be issued	-	-	-	-	-	530,000	-	530,000
Shares issued for cashless exercise of warrants	-	-	2,590,910	2,590	(2,590)	-	-	-
Fair value of shares for services	-	-	212,505	213	106,040	2,317,868	-	2,424,121
Fair value of vested options	-	-	-	-	711,404	-	-	711,404
Fair value of shares issued for loan fee	-	-	141,000	141	54,849	-	-	54,990

Net loss	-	-	-	-	-	-	(5,787,364)	(5,787,364)
Balance, December 31, 2019	-	-	49,087,255	49,087	5,619,733	2,847,868	(8,237,748)	278,940

Issuance of shares previously subscribed	-	-	5,000,000	5,000	530,000	(535,000)	-	-
Shares issued for cash	-	-	407,408	407	74,593	50,000	-	125,000
Fair value of shares issued to employees and officers	-	-	1,201,198	1,201	130,000	1,267,720	-	1,398,921
Fair value of vested options	-	-	-	-	290,132	-	-	290,132
Fair value of preferred shares issued to officers	2,500,000	2,500	-	-	462,500		-	465,000
Beneficial conversion feature of issued convertible notes	-	-	-	-	2,556,602	-	-	2,556,602
Fair value of shares issued for loan fees	-	-	1,127,522	1,128	93,000	11,280	-	105,408
Shares issued for conversion of convertible notes	-	-	6,885,019	6,885	329,294	-	-	336,179

Cancellation of shares	-	-	(16,951,432)	(16,951)	16,951	-	-	-

Net loss	-	-	-	-	-	-	(8,164,428)	(8,164,428)
Balance, December 31, 2020	2,500,000	$2,500	46,756,970	$46,757	$10,102,805	$3,641,868	$(16,402,176)	$(2,608,246)

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	Year Ended December 31, 2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,164,428)	$(5,787,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	216,696	173,902
Fair value of shares issued to employees and officer	1,398,921	2,424,121
Fair value of vested options	290,132	711,404
Fair value of preferred shares issued to officer	465,000	-
Extinguishment of derivative liabilities	-	(145,565)
Change in fair value of derivatives	(101,226)	(19,491)
Private placement costs (includes $79,748 recorded as interest expense in 2020)	460,832	238,395
Amortization of convertible note discount	755,538	185,330
Amortization of deferred revenue	(33,394)	68,212
Loss on extinguishment of debt	1,230,290	-
Impairment of operating lease right of use asset	255,093	-
Amortization of operating lease right-of-use asset	126,193	87,132
Gain on settlement of accounts payable and accrued expenses	(16,000)	-
Accretion of premium	228,576	-
Changes in operating assets and liabilities:
Accounts receivable	27,575	(8,699)
Deferred charges-related party	(134,704)	-
Inventories	103,299	(122,519)
Prepaid expenses	7,500	(7,500)
Security deposits	16,769
Accounts payable and accrued liabilities	749,166	63,981
Operating lease liabilities	-	(82,659)
Net cash used in operating activities	(2,118,172)	(2,221,320)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(103,741)	(114,500)
Payment of security deposit	-	(16,882)
Net cash used in investment activities	(103,741)	(131,382)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	125,000	2,090,375
Proceeds from shares to be issued	50,000	530,000
Proceeds from convertibles notes payable	1,098,840	326,800
Proceeds from notes payable	922,000	-
Principal payments of notes payable	(118,800)	(124,150)
Principal payment of convertible notes payable	(282,000)	(73,000)
Net cash provided by financing activities	1,795,040	2,750,025
Increase (decrease) in cash	(426,873)	397,323
Cash, beginning of year	433,143	35,820
Cash, end of year	$6,270	$433,143

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$-	$800
Cash paid for Interest	$17,000	$15,080

Non-cash investing and financing activities
Derivative liabilities allocated to convertible note discount	$-	$326,800
Original issue discount	$43,000	$28,200
Fair value of shares issued for loan fee	$76,000	$54,990
Shares issued for cashless exercise of warrant	$-	$2,590
Recognition of right-of-use asset and liability	$432,000	$410,000
Convertible notes issued for fees	$30,000	$-
Recognition of beneficial conversion feature	$2,556,602	$-
Shares issued for fee discount	$88,000	$-
Derivative allocated to discount	$183,000	$-
Issuance of shares to be issued	$535,000	$-
Fair value of shares to be issued for loan fee	$11,280	$-

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock. On January 14, 2021, we completed the acquisition of 51% of Medolife, which has nominal assets, liabilities, and operations. (see Notes 12 and 13).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2020, the Company incurred a net loss of $8,164,428 and used cash in operating activities of $2,118,172, and at December 31, 2020, the Company had a stockholders’ deficit of $2,608,246. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2020, the Company had cash on hand in the amount of $6,270. Subsequent to December 31, 2020, the Company issued convertible notes payable and received net proceeds of $275,000 and received $1,263,000 for subscriptions to purchase 31,57,000 shares of common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation and principles of consolidation

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

Product Sales—Substantially all of the Company’s revenue is derived from product sales. Product revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time.

License revenue— Revenue from symbolic IP is recognized over the access period to the Company’s IP (see Note 2).

Cost of goods sold includes direct costs and fees related to the sale of our products.

Accounts Receivable

Accounts receivable are recorded net of an allowance for any uncollectible accounts if deemed necessary, and payments are generally due within thirty to forty-five days of invoicing. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2020 and December 31, 2019, the Company did not record any allowance for uncollectible accounts.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2020, a reserve for raw materials, product obsolescence and packaging for products that may no longer be viable of $9,125 has been established. No such reserves were established for fiscal year 2019.

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

Management assesses the carrying value of equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2020 and 2019, the Company determined there were no indicators of impairment of its property and equipment.

Impairment of Long-lived Assets

The Company reviews its equipment, right-of-use assets, and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2020 and 2019, the Company had no impairment of long-lived assets.

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments The Company adopted ASC 842 on January 1, 2019. There was no cumulative-effect adjustment to accumulated deficit (see Note 5).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2020, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period,

Convertible Notes with Fixed Rate Conversion Options

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

Stock-based compensation

The Company periodically issues stock options, warrants, shares of common stock, and restricted stock unit awards, as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation (Topic 718). Stock-based compensation cost for employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Advertising costs

Advertising costs are expensed as incurred. During the years ended December 31, 2020 and 2019, advertising costs totaled $78,895 and $103,401, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the years ended December 31, 2020 and 2019, research and development costs totaled $452,443 and $351,670, respectively and include salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

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

For the year ended December 31, 2020 and 2019, the dilutive impact of common stock equivalents, e.g. stock options, warrants and convertible notes payable have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive.

As of December 31, 2020, 4,130,000 options were outstanding of which 2,956,477 were exercisable, no warrants were outstanding and exercisable, and convertible debt and accrued interest totaling $1,499,879 was convertible into 97,064,539 shares of common stock. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of December 31, 2020, and 2019 potentially dilutive securities consisted of the following:

	December 31, 2020	December 31, 2019
Stock options	4,130,000	3,290,000
Warrants	-	-
Convertible notes payable	97,064,539	889,469
Total	101,194,539	4,179,469

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

The Company believes the carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities, and notes payable, approximate their fair values because of the short-term nature of these financial instruments.

As of December 31, 2019, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $400,139. As of December 31, 2020, the Company did not have any Level 2 liabilities comprised of the fair value of embedded derivative liabilities.

Concentrations of risks

For the years ended December 31, 2020 and 2019, no customer accounted for 10% or more of revenue. As of December 31, 2020, one customer accounted for 100% of accounts receivable. At December 31, 2019, two customers accounted for 19% and 12% of accounts receivable, and no other customer accounted for 10% or more of accounts receivable.

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

Segments

The Company operates in one segment for the development and distribution of our CBD products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – LICENSE AGREEMENT

Effective January 22, 2019, the Company entered into an agreement with a wholesaler for the exclusive rights to distribute the Company’s products in the state of Colorado for three years. In consideration, the Company received an up-front payment of $100,000. The Company determined that the exclusive distribution agreement was a distinct agreement for the license of symbolic IP and thus should be recognized on a straight-line basis over the three-year life of the agreement. For the years ended December 31, 2020 and 2019, the Company recognized revenue related to the agreement of $33,394, and $31,788, respectively.

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves, consisted of the following:

	December 31, 2020	December 31, 2019

Raw materials and packaging	$16,076	$102,428
Finished goods	3,144	20,091

	$19,220	$122,519

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at December 31, 2020 was $9,125. There was no reserve at December 31, 2019.

NOTE 4 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2020	December 31, 2019

Machinery-technology equipment	$704,772	$607,000
Machinery-technology equipment under construction	35,969	30,000
	740,741	637,000
Less accumulated depreciation	(540,218)	(323,522)

	$200,523	$313,478

Depreciation expense for the years ended December 31, 2020 and 2019 was $216,696 and $173,902, respectively. At December 31, 2020 and 2019, machinery-technology equipment included machinery acquired from Arthur G. Mikaelian, Ph.D (see Note 12) initially costing $592,500, with a net book value of $121,389 and $272,602, respectively.

NOTE 5 - OPERATING LEASE

At December 31, 2019, the Company had one operating lease for its headquarters office space in Burbank, California (the “First” lease). At December 31, 2019, the balance of the First lease’s operating lease right-of-use (“ROU”) asset and corresponding lease liability were $332,980 and $337,453, respectively.

In February 2020, the Company took possession of a second leased facility consisting of office, research, and production space also located in Burbank, California (the “Second” lease). The Second lease commenced on January 1, 2020, and has a term for 5 years, with annual fixed rental payments ranging from $90,000 to $101,296. The aggregate total fixed rent is approximately $477,822 and resulted in the recognition of an operating lease “ROU” asset and of a corresponding lease liability of $431,402 each. The Company also paid a security deposit of $16,883. At December 31, 2020, the Company did not have any other leases.

During the year ended December 31, 2020, the Company consolidated it operations into the Second lease space. In connection with the First lease that is no longer utilized, the Company recorded an impairment of the related net ROU of $255,093, and wrote off a deposit of $16,769 with the lessor. The total due to the lessor for the First lease is $235,759 and is recorded as lease settlement obligation at December 31, 2020.

At December 31, 2020, the balance of the Second lease’s ROU asset and corresponding lease liability were $362,227 and $395,781, respectively.

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year ended December 31, 2020
Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$195,509

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2020	$92,000
Weighted average remaining lease term – operating leases (in years)	3.0
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2020
Operating leases
Long-term right-of-use assets	$362,227

Short-term operating lease liabilities	$100,901
Long-term operating lease liabilities	294,880
Total operating lease liabilities	$395,781

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021	92,700
2022	95,481
2023	98,345
2024	118,266
Total lease payments	404,792
Less: Imputed interest	9,011
Present value of lease liabilities	395,781
Less current portion	(100,901)
Operating lease liabilities, long-term	$294,880

Lease expense were $195,509 and $107,588 during the year ended December 31, 2020 and December 31, 2019, respectively.

NOTE 6 – NOTES PAYABLE

	December 31, 2020	December 31, 2019

(a) Notes payable secured by equipment (net of deferred finance charge of $74,817)	$363,817	$-
(b) Note payable, secured by assets	33,350	55,850
(c) Note payable, Payroll Protection Loan	134,125	-
(d) Note payable, Economic Injury Disaster Loan	160,000	-
(e) Revenue sharing agreement	242,800	-
Total notes payable outstanding	934,092	55,850
Current portion	482,724	55,850

Long term portion	$451,368	$-

(a)	In April 2020 and May 2020, the Company entered into two financing agreements aggregating $505,646. The notes have a stated interest rate of 10.9%. The notes were issued at a discount including fees for underwriting, legal and administrative costs along with deferred financing costs. The deferred financing costs are being amortized over the terms of the notes. The notes are secured by the Company’s equipment, and require monthly payments of principal and interest of $21,000, and mature in April 2022 and May 2022. During the year ended December 31, 2020, the Company made payments of $67,366 and at December 31, 2020, the balance due on these notes was $438,634. Deferred financing charges against these loans, included in both short term and long term aggregated $74,817 at December 31, 2020.

(b)	Note payable, interest at 8.3% per annum, secured by all the assets of the Company. The note was due January 13, 2019 and on April 24, 2020, the note holder waived the default through December 31, 2020. During the year ended December 31, 2020, the company made principal payments of $22,500. The note is in default and the Company is in discussion with the note holder.

(c)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Bank of America in the aggregate amount of $134,125, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 4, 2020, matures on May 4, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2020.

(d)	On September 5, 2020, the Company received a $160,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months, and commence in June 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of December 31, 2020.

(e)

Between July 7, 2020, and July 29, 2020, the Company issued notes payable to third-party investors totaling $250,000. Under the terms of the note, the Company is to pay 50% of the net revenues beginning on August 21, 2020, for a product to be designed and produced by the Company. The product has not been produced and therefore no payments have been made. The Company issued 280,000 shares of common stock as fees in conjunction with this financing. The Company recorded $28,000, of discount which was fully amortized to interest expense in 2020. The Company has received a notice of default and demand for payment from three note holders (owed approximately $146,000). The Company has retained counsel who is in discussion with the note holders. See Note 13.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2020	December 31, 2019
Unsecured
(a) Convertible notes with fixed discount percentage conversion prices	$180,200	$282,000
Put premiums on stock settled debt	117,866	-

(b) Convertible notes with fixed conversion prices	936,944	-
Default penalty principal added, charged to loss on debt extinguishment	369,086	-
Total convertible notes principal outstanding	1,614,096	282,000
Debt discount	(539,282)	(225,000)

Convertible notes, net of discount and premium	$1,074,814	$57,000
Current portion	1,074,814	57,000
Long-term portion	$-	$-

(a)

At December 31, 2019, there was a $282,000 convertible notes with adjustable conversion prices outstanding. During the year ended December 31, 2020, the Company issued one unsecured convertible promissory note for $153,000, bearing interest at 10% per annum, and maturing in February 2021. Also, during the year ended December 31, 2020, the Company issued two unsecured convertible notes payable for $30,000, bearing interest at 10% per annum, and maturing on December 31, 2020, that were issued as loan commitment fees for notes payable. On September 9, 2020 and September 20, 2020, the Company issued two unsecured convertible promissory notes for $150,200, bearing interest at 10% to 12%, per annum, and maturing in September 2021. At the option of the holder, the notes are convertible into shares of the Company’s common stock at a price per share discount of 39% to 50% of the average market price of the Company’s common stock, as defined. As a result, the Company determined that the conversion options of the convertible notes were not considered derivatives and qualify as stock settled debt under ASC 480 – “Distinguishing Liabilities from Equity”. Therefore, the Company calculated fixed premiums totaling $225,685 which were charged to interest expense at the dates of the note issuance. On April 29, 2020, the $282,000 convertible note payable was paid off. During the year ended December 31, 2020, the $153,000 note and related premium of $107,819 was fully converted into common stock. At December 31, 2020, the balance of these convertible notes was $180,200.

(b)	At December 31, 2019, the Company had no convertible notes outstanding with fixed conversion prices. During the eight months ended August 31, 2020, the Company issued seven convertible notes with fixed conversion prices aggregating $496,944. The notes are unsecured, bear interest at 10% per annum, and mature through March 31, 2021. The notes were initially convertible into shares of the Company’s common stock at a fixed conversion price of $0.05 per share. The Company recorded debt discounts and expenses of $531,000 to account for loan fees, beneficial conversion features ($323,000), and original issue discounts ($76,944). The debt discounts are amortized over the life of the notes or are amortized in full upon the conversion of the corresponding notes to common stock.

On September 2, 2020, the Company issued a convertible note (see paragraph a above) having a conversion price less than $0.05 which triggered a term common to all notes in paragraph b, which changed the conversion terms to be the lower of $0.05 or 61% of the lowest traded price during the 15 days prior to the conversion. This event is also considered a default for which a penalty is charged equal to 150% of the accrued interest, default interest and principal, totaling $314,441. At December 31, 2020 the new principal totaled $811,385.

On December 9, 2020, the Company executed amendments to these notes effective September 30, 2020, which extended the maturity dates and fixed the conversion price at $0.015. The Company determined that the change in the note terms resulted in old and new debt instruments that were substantially different, with the old debt being extinguished. Due to the change in conversion terms the notes also require the recognition of the beneficial conversion feature of the increased principal ($314,441 default principal) and lowering of the conversion price resulting in recognition of additional charges. Loss on debt extinguishment was charged $757,293 and debt discounts were charged $314,441 with a credit to additional paid in capital for the debt discounts. In addition $243,285 related to the unamortized discounts as originally recorded was also charged to loss on debt extinguishment for the unamortized balance of debt discounts. In addition, loss on debt extinguishment was charged $229,712 for other costs related of the extinguishment.

During the three months ended December 31, 2020, the Company issued nine convertible notes with fixed conversion prices aggregating $440,000. The notes are unsecured, bear interest at 10% per annum, and mature through June 30, 2021. The notes are convertible into common stock at $0.015 per share. The Company recorded debt discounts of $43,000. On December 2, 2020 default penalties of $54,645 were declared by the note holders. The principal balance of these notes totals $494,645 at December 31, 2020. Beneficial conversion features having a value of $451,646 were also recognized with a charge to debt discount offset with a credit to additional paid in capital. The debt discounts are amortized over the life of the notes or are amortized in full upon the conversion of the corresponding notes to common stock.

At December 31, 2019, the balance of unamortized discount on convertible notes was $225,000. During the year ended December 31, 2020, debt discount of $2,556,602 was recorded, debt discount amortization of $775,538 was recorded, discount of $381,084 was recorded as private placement costs, and $1,085,698 was removed upon debt extinguishment. At December 31, 2020, the balance of the unamortized discount was $539,282.

Note 8 – DERIVATIVE LIABILITIES AND FINANCIAL INSTRUMENTS

	At December 31, 2020			December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	$-	-	-	$400,139	-

A roll-forward of the level 2 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2018	$-
Recognition of derivative liabilities upon initial valuation	565,195
Decrease in fair market value during the year ended December 31, 2019	(19,491)
Gain on debt extinguishment recognized upon liquidation of related convertible notes during the year ended December 31, 2019	(145,565)
Balance at December 31, 2019	400,139
Decrease in fair market value during the year ended December 31, 2020	(101,226)
Gain on debt extinguishment recognized upon liquidation of related convertible notes during the year ended December 31, 2020	(298,913)
Balance at December 31, 2020	$-

At December 31, 2018, there was no balance of derivative liabilities. During the year ended December 31, 2019, the Company recorded additions of $565,195 related to the conversion features of convertible notes issued during the period (see Note 7), and a decrease in fair value of derivatives of ($19,491). In addition, the Company recorded a decrease in derivative liability of ($145,565) related to derivative liabilities that were extinguished when the related convertible note payable was paid off (see Note 7). At December 31, 2019, the balance of the derivative liabilities was $400,139.

During the year ended December 31, 2020, a decrease in the fair value of derivatives of $101,226 was recorded, and the balance of the derivative liabilities of $298,913 was fully extinguished upon pay-off of the related convertible note, and resulted in a gain on debt extinguishment of $298,913. At December 31, 2020, the Company had no convertible notes outstanding that are considered to have embedded derivative liabilities that require bifurcation per the note agreements.

At December 31, 2019, the derivative liabilities were valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

December 31, 2019
Conversion feature:
Risk-free interest rate	1.77%
Expected volatility	222%
Expected life (in years)	1 year
Expected dividend yield	-
Fair Value:
Conversion feature	$400,139

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

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the years ended December 31, 2020 December 31, 2019. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended December 31, 2020	Year ended December 31, 2019

Federal tax at statutory rate	21.0%	21.0%
State tax, net of federal benefit	7.0	7.0
Change in valuation allowance	(28.0)	(28.0)

Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities consist of the following:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Stock-based compensation	$1,599,000	$1,039,000
Operating lease liability	111,000	94,000
Derivative expenses	173,000	67,000
Net operating loss carryforwards	2,522,000	1,132,000
Gross deferred tax assets	4,405,000	2,332,000
Less: valuation allowance	(4,405,000)	(2,103,000)
Total deferred tax assets	282,000	229,000
Deferred tax liabilities:
Depreciation	135,000	90,000
Derivative gain	46,000	46,000
Operating lease right-of-use asset	101,000	93,000
Total deferred tax liabilities	282,000	229,000
Net deferred tax asset (liability)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the year ended December 31, 2020 and December 31, 2019, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the year ended December 31, 2020 and December 31, 2019, the valuation allowance increased by $2.3 million and $1.5 million, respectively.

At December 31, 2020 and 2019, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $10.1 million and $4.3 million, respectively. For state purposes approximately $8.8 million and $3.1 was available at December 31, 2020 and 2019, respectively. The Federal carryforwards expire on various dates through 2040 and the state carryforwards expire through 2037. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2015 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2020, and December 31, 2019, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company’s authorized capital consists of 525,000,000 shares, of which 500,000,000 shares are designated as shares of common stock, par value $0.001 per share, and 25,000,000 shares are designated as shares of preferred stock, par value $0.001 per share. 2,500,000 shares of preferred stock are currently outstanding at December 31, 2020, and designated as Series A. Shares of preferred stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. The voting powers, designations, preferences, limitations, restrictions, relative, participating, options and other rights, and the qualifications, limitations, or restrictions thereof, of the preferred stock are to be determined by the Board of Directors before the issuance of any shares of preferred stock in such series.

Series A Preferred Stock

On April 14, 2020, the Company filed a Certificate of Designation for the Company’s Series A Preferred Stock (“Series A”) with the Secretary of State of Nevada designating 2,500,000 shares of its authorized preferred stock as Series A Preferred Stock, par value of $0.001 per share. The Series A Preferred Stock is not entitled to receive any dividends or liquidation preference and are not convertible into shares of the Company’s common stock. The holders of the Series A Preferred Stock, in the aggregate, have voting power equal to 51% of the total votes of all of the outstanding common and preferred stock of the Company entitled to vote. Accordingly, each share of Series A Preferred Stock shall have voting rights equal to one and one-tenth (1.1) times a fraction, the numerator of which is the shares of outstanding common stock and undesignated preferred stock of the Company and the denominator of which is number of shares of outstanding Series A Preferred Stock. With respect to all matters upon which stockholders are entitled to vote or give consent, the holders of the outstanding shares of Series A Preferred Stock shall vote with the holders of the common stock and any outstanding preferred stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Company’s Articles of Incorporation.

On April 14, 2020, The Company issued 2,500,000 shares of the Series A to the Company’s Chief Executive Officer in a private placement transaction. The fair value of the stock was determined to be $465,000 as determined by a third party valuation expert, and was recorded as stock compensation.

On November 16, 2020, the Company entered into a Control Block Transfer Agreement with Eric Rice and Phillip Sands, pursuant to which, Mr. Rice agreed to transfer the 2,500,000 shares of the Series A to Mr. Sands, representing a transfer of majority voting control over the Company because the holder of such 2,500,000 shares automatically carries a vote equal to 51% on all matters submitted to a vote of the holders of our Common Stock and Preferred Stock. Mr. Rice agreed to transfer the Control Block to Phillip Sands in order to consummate the Company’s transition into a holding company, without requiring the Company to further dilute its stock through the issuance of new shares.

Series B Preferred Stock

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock, which, were issued to Dr. Arthur Mikaelian upon closing on January 14, 2021. Dr. Mikaelian’s 9,000 shares of Series B Convertible Preferred Stock are convertible into fifty-four percent (54%) of the issued and outstanding shares of the Company’s common stock on a fully converted basis.

Common Stock

On November 20, 2020, the Board of Directors approved an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000 shares by Unanimous Written Consent. The Secretary of State of Nevada approved the share increase.

The Company has 500,000,000 shares of par value $0.001 common stock authorized and 46,756,970 shares outstanding as of December 31, 2020. At December 31, 2019 there were 100,000,000 shares of par value $0.001 common stock authorized and 49,087,255 shares outstanding.

Common stock share cancellation by former executive

On November 16, 2020, the Company entered into a Share Cancellation Agreement with Eric Rice, holder of 18,030,032 shares of QNTA Common Stock, pursuant to which Mr. Rice agreed to cancel 17,030,032 shares (16,951,432 shares were cancelled December 29, 2020), and to retain ownership of 1,000,000 shares of Common Stock.

Common stock issued for cash

During the year ended December 31, 2020, the Company agreed to issue 407,408 shares of common stock in a private placement of shares at a price of $0.26 per share for total proceeds of $125,000.

During the years ended December 31, 2019, the Company completed a private placement of shares at prices ranging from $.10 to $0.50 per share. A total of $2,926,375 was received, including $2,090,375 in 2019 for shares issued in 2019, $530,000 in 2019 for shares subscribed, and $306,000 received in 2018 for shares issued in 2019.

The Company agreed to issue a total 12,011,269 shares in the private placements, of which 6,942,750 shares were issued through December 31, 2019, and 68,519 shares are included in shares to be issued on the accompanying financial statements.

Common stock issued as compensation

During the year ended December 31, 2020, the Company issued 451,198 shares of common stock to employees and officers of the Company. The fair value of the shares was determined to be $71,001 based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company recorded $1,267,720 to stock-based compensation as accretion of the expense related to grants of restricted stock (see below).

During the year ended December 31, 2020, the Company issued 750,000 common shares of stock to service vendors for a total fair value of $60,200.

Restricted common stock

On May 20, 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to Arthur G. Mikaelian, Ph.D , a consultant for services (see Note 12). 1,000,000 shares vested immediately, and the balance of 7,000,000 shares vest 625,000 shares per quarter over 2.8 years. In the event the consultants service with the Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination are forfeited to the Company in accordance with such restricted grant agreement.

The total fair value of the 8,000,000 shares was determined to be $4,000,000 based on the price per shares of a contemporaneous private placement of the Company’s common stock on the date granted. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the year ended December 31, 2020 and 2019, total share-based expense recognized related to vested restricted shares totaled $1,267,720 and $2,317,868, respectively. At December 31, 2020, there was $431,411 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 1.4 years.

The following table summarizes restricted common stock activity for the years ended December 31, 2020 and 2019:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2018	-	$-
Granted	8,000,000	4,000,000
Vested	(2,250,000)	(2,301,000)
Forfeited	-	-
Non-vested shares, December 31, 2019	5,750,000	1,699,000
Granted	-	-
Vested	(2,500,000)	(1,268,000)
Forfeited	-	-
Non-vested shares, December 31, 2020	3,250,000	$431,000

As of December 31, 2020, no shares have been issued and 4,750,000 vested shares are included in shares to be issued on the accompanying financial statements

Common stock issued for financing

The Company issued 1,127,522 common shares of stock to secure financing for total fair value of $105,408.

Common stock issued in conversion of convertible notes payable

The Company issued 6,885,019 common shares of stock to holders of convertible notes for shares valued at $336,179.

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

During the year ended December 31, 2020, the Company issued options exercisable into 900,000 shares of common stock. 600,000 of the options vested immediately, and 300,000 of the options vest over 24 months. The options have an exercise price of $0.10 to $0.14 per share, and expire in ten years. Total fair value of these options at grant date was approximately $85,000 which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price $0.14 per share, expected term ranging from five years, volatility 236%, dividend rate of 0% and risk-free interest rate of 0.17%.

During the years ended December 31, 2020 and 2019, the Company recognized $290,132 and $711,404, respectively, of compensation expense relating to vested stock options. As of December 31, 2020, the amount of unvested compensation related to stock options was approximately $300,000 which will be recorded as an expense in future periods as the options vest.

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

A summary of stock option activity during the years ended December 31, 2020 and 2019:

	Number of options	Weighted Average Exercise Price	Contractual Life in Years
Options Outstanding as of December 31, 2018	-	$-	-
Granted	3,230,000	0.10	6.0
Exercised	-	-	-
Expired	-	-	-
Options Outstanding as of December 31, 2019	3,230,000	0.10	6.0
Granted	900,000	0.11	10.0
Exercised	-	-	-
Expired	-	-	-
Options Outstanding as of December 31, 2020	4,130,000	0.11	6.5
Options Exercisable as of December 31, 2020	2,956,477	$0.10	5.5

At December 31, 2020, the options outstanding had no intrinsic value.

Stock Warrants

In 2018, the Company issued warrants exercisable into 3,000,000 shares of common stock. The warrants were fully vested when issued, have an exercise price of $0.30 per share, and expire in 2022. Total fair value of these warrants at grant date was approximately $377,000. During the year ended December 31, 2019, there was a cashless exercise of all of the 3,000,000 warrants.

A summary of warrant activity during the year ended December 31, 2020 and 2019 is as follows:

	Number of warrants	Weighted Average Exercise Price	Contractual Life in Years

Warrants Outstanding and Exercisable as of December 31, 2018	3,000,000	$0.30	4.00
Granted	-	-	-
Exercised	(3,000,000)	0.30	-
Expired	-	-	-
Warrants Outstanding and Exercisable as of December 31, 2019	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants Outstanding and Exercisable as of December 31, 2020	-	$-	-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

COVID-19

The global outbreak of COVID-19 has negatively affected the U.S. and global economies and has negatively impacted businesses, workforces, customers, and created significant volatility of financial markets. It has also disrupted the normal operations of many businesses, including ours. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures, and the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. This outbreak could decrease spending, adversely affect demand for our products and harm our business and results of operations. In the quarters ended June 30, 2020, September 30, 2020, and December 31, 2020, we believe the COVID-19 pandemic did impact our operating results as shipments to customers in the second, third and fourth quarters were down 13%, 10% and 55% respectively from the first quarter of the year. However, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Contingencies include lease agreements including the abandoned lease discussed at footnote 3 along with the lease for the headquarters office. In addition, the license agreement as outlined at footnote 2 poses contingent liabilities.

It is management’s opinion that there are not material contingent liabilities that are not disclosed in the financial statements and footnote disclosures as of December 31, 2020.

NOTE 12 – RELATED PARTY TRANSACTIONS

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx from entities controlled by Arthur G. Mikaelian, Ph.D. in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock. Prior to this transaction, Dr. Mikaelian was a consultant and shareholder in the Company (See Notes 4 and 10). On January 14, 2021, the Company completed the acquisition of 51% of Medolife. At December 31, 2020 and through January 14, 2021, Medolife Rx had nominal assets, liabilities, and operations. During December 2021, the Company advanced $235,000 to Medolife Rx in anticipation of the closing of the acquisition transaction. The funds were used to pay certain expenses on behalf of the Company. At December 31, 2020, the balance of the advance was $134,704 and presented as deferred charges-related party. In connection with the acquisition of 51% of Medolife Rx, Dr. Mikaelian was appointed as a member of the Board of Directors of the Company, and also appointed to serve as the Company’s Chief Executive Officer, a role which Dr. Mikaelian assumed on January 14, 2021.

The Company has an agreement with Dr. Mikaelian in consideration of the Company’s exclusive use of patented technology developed by Dr. Mikaelian. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $35,000 per month payable in cash or common stock of the Company. In addition, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to the individual (see Note 10). During the year ended December 31, 2020 and 2019, the Company recognized royalty expenses of $420,000 and $343,300, respectively.

On November 15, 2020, the Company entered into an interim compensation agreement with Mr. Phillip Sands providing for monthly compensation of $8,000 commencing December 1, 2020 until March 1, 2021.

On November 16, 2020, the Company entered into a Control Block Transfer Agreement with Eric Rice and Phillip Sands, pursuant to which, Mr. Rice agreed to transfer 2,500,000 shares of the Company’s Series A Super Voting Preferred Stock to Mr. Sands, representing a transfer of majority voting control over the Company because the holder of such 2,500,000 shares of our Series A Super Voting Preferred Stock automatically carries a vote equal to 51% on all matters submitted to a vote of the holders of our Common Stock and Preferred Stock. Mr. Rice agreed to transfer the Control Block to Phillip Sands in order to consummate the Company’s transition into a holding company (transition phase), without requiring the Company to further dilute its stock through the issuance of new shares.

NOTE 13 – SUBSEQUENT EVENTS

Approval and Issuance of New Classes of Preferred Stock

The Nevada Secretary of State approved the designations of the Series B and C convertible preferred stock on January 13, 2021

The Board of Directors of the Company previously approved the creation of 9,000 shares of Series B Convertible Preferred Stock and 1,000 shares of Series C Convertible Preferred Stock to be issued to certain Designees of Medolife Rx, Inc., a Wyoming corporation (“Medolife Rx”) pursuant to the conditions precedent to closing of the December 21, 2020 Securities Exchange Agreement, under which the Company acquired 51% of Medolife Rx.

Series B Convertible Preferred Stock

On January 14, 2021, the Board of Directors of the Company approved the issuance of all 9,000 of the 9,000 authorized shares of Series B Convertible Preferred Stock to Dr Arthur Mikaelian, in exchange for 51% of Medolife Rx (see Note 12). The stock will be valued on the basis of the greater of the assets acquired or the fair value of the Series B convertible preferred shares given in the exchange.

Management has determined that the net asset value of Medolife Rx is not material as of the date of the acquisition of its 51% interest and therefore no valuation is performed. As the acquisition will not have a material impact on the Company’s consolidated financial statements, proforma disclosures have not been presented.

Series B Preferred Stock – Designation Summary

The terms of the Certificate of Designation of the Series B Convertible Preferred Stock, which was filed with the State of Nevada on January 12, 2021, state that the shares of Series B Convertible Preferred Stock are convertible into fifty-four percent (54%) of the issued and outstanding shares of the Company’s common stock on a fully converted basis. Each share of Series B Preferred Stock shall be convertible into 6,750 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series B Preferred Stock; provided that, for a period of 24 months from the Issuance Date, if the Company issues shares of common stock, including common stock as the result of the purchase, exercise or conversion of outstanding derivative or convertible securities (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than 112,500,000 shares (inclusive of conversions of Series B Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series B Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be 112,500,000. Each holder of the Series B Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as-converted basis, either by written consent or by proxy.

Series C Convertible Preferred Stock

On January 14, 2021, the Board of Directors of the Company approved the issuance of all 1,000 authorized shares of Series C Convertible Preferred Stock to the following Medolife Rx Designees:

Trillium Partners LP	500 Shares of Series C Preferred Stock

Sagittarii Holdings, Inc.	500 Shares of Series C Preferred Stock

The stock will be valued on the basis of the greater of the value of the services received or the fair value of the Series C convertible preferred shares issued.

Series C Preferred Stock – Designation Summary

The terms of the Certificate of Designation of the Series C Convertible Preferred Stock, which was filed with the State of Nevada on January 12, 2021, state that such Series C Convertible shares have a par value of $0.00001 per share and a stated value of $100 per share (the “Stated Value”) and each Series C Preferred Share shall be convertible into 6,750 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock; provided that, for a period of 24 months from the Issuance Date, if the Company issues shares of common stock, including common stock as the result of the purchase, exercise or conversion of outstanding derivative or convertible securities (or securities, including any derivative securities, containing the right to purchase, exercise or convert into shares of common stock) (the “Dilution Shares”) such that the outstanding number of shares of common stock on a fully diluted basis shall be greater than 112,500,000 shares (inclusive of conversions of Series C Preferred Stock at the Conversion Ratio immediately above), then the Conversion Ratio for the Series C Preferred Stock then outstanding and unconverted as of the date the Dilution Shares are issued shall be adjusted to equal the Conversion Ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the Dilution Shares, and the denominator shall be 112,500,000. Subject to the beneficial ownership limitations of 9.99%, set forth in Section 5 (b) of the attached Series C Convertible Preferred Stock Certificate of Designation, each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy.

Notice of Default and Demand for Payment

On February 5, 2021, the Company received a notification of default and demand for payment from an attorney represent three note holders. The note holder entered into Product Revenue Loan Agreements totaling $153,300 including accrued interest and attorney fees. The Company has engaged legal counsel to address the issue with the goal of a settlement rather than litigation.

Common Stock Issued

Between February 12, 2021 and the issuance date of this report on Form 10-K, the Company issued 31,575,000 shares of common stock under the Form S-1 offering (made effective on February 12, 2021). The Company received cash of $1,263,000.

In January and February 2021, the Company issued a total of 6,500,000 shares of its common stock to individuals as compensation for services, valued at the fair value of the shares of the Company’s stock on the dates issued.

Since December 31, 2020, a total of 20,082,369 of common shares were issued to convertible note holders in exchange for principal and interest of notes held. The conversions fully liquidated the principal and accrued interest in the Geneva Roth Remark and JSJ and partially converted the Trillium April 27, 2020 convertible notes payable.

Convertible Notes Issued

On January 31, 2021, the Company issued three convertible notes payable having a total principal of $303,000 including Original Issue Discount and received $175,000 in cash. The notes mature on August 31, 2021, bear interest of 10% and are convertible into common stock at a price of $0.015 per share. Any beneficial conversion feature will be charged to debt discount offsetting credits to additional paid in capital to the extent of the total cash received and any excess will be charged to private placement fees recorded as other income and expense. All debt discounts will be amortized to interest expense over the term of the notes.

On February 11, 2021, the Company issued a convertible note payable having principal of $25,000 for services from an attorney in conjunction with the Form S1. The note matures on February 11, 2022, bears interest of 12% and is convertible into common stock at a discount to the lowest traded price over the thirty days prior to conversion. The note terms satisfy the criteria for Stock Settled Debt treatment under ASC 480 a premium will be calculated and charged to interest expense on date of the note issuance. The principal amount will be charged to professional fee expense.

