Form 10-Q
period 2021-03-31
QUANTA INC
filed 2021-05-25
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

May 22, 2021, the registrant had 176,458,527 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$313,525	$6,270
Accounts receivable	-	685
Accounts receivable (net of reserve of $49,700) – related party	149,100	-
Deferred charges – related party	-	134,704
Inventories	44,009	19,220
Prepaid production cost	100,000	-
Total current assets	606,634	160,879

Equipment, net	195,919	200,523
Operating lease right-of-use asset, net	341,844	362,227
Deposits	16,883	16,883

Total assets	$1,161,280	$740,512

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$618,195	$673,494
Notes payable (net of deferred finance charges of $38,171 and $42,261 at March 31, 2021 and December 31, 2020, respectively)	400,165	482,724
Convertible note payable (net of discount of $29,369 and $539,282 at March 31, 2021 and December 31, 2020, respectively)	1,393,752	1,074,814
Deferred revenue, license agreement	27,002	34,818
Operating lease liabilities, short-term	102,400	100,901
Settlement Reserve	235,759	235,759
Total current liabilities	2,777,272	2,602,510

Long term liabilities
Notes payable, long term	454,327	451,368
Operating lease liabilities, long-term	273,714	294,880
Total liabilities	3,505,314	3,348,758

Commitments and contingencies:

Mezzanine equity:
Series B preferred stock, $0.00001 par value, 9,000 shares authorized, 9,000 and -0- issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,522,198	-
Series C preferred stock, $0.00001 par value, 1,000 shares authorized, 1,000 and -0- issued and outstanding at March 31, 2021 and December 31, 2020, respectively	169,133	-
Total Mezzanine equity	1,691,331	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 2,500,000 issued and outstanding	2,500	2,500
Common stock, $0.001 par value; 500,000,000 shares authorized; 99,897,748 and 46,756,970 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	99,900	46,757
Shares to be issued (4,875,000 and 4,875,000 as of March 31, 2021 and December 31, 2020, respectively)	3,802,047	3,641,868
Additional paid-in capital	9,492,252	10,102,805
Accumulated deficit	(17,295,903)	(16,402,176)
Total Quanta, Inc. stockholders deficit	(3,899,204)	(2,608,246)
Noncontrolling interest in consolidated subsidiary	(136,161)	-
Total stockholders’ deficit	(4,035,365)	(2,608,246)

Total liabilities and stockholders’ deficit	$1,161,280	$740,512

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
	(Unaudited)	(Unaudited)
Sales, net (includes sales to related party of $198,800 for the three months ended March 31, 2021)	$318,807	$350,349
License revenue	7,816	6,455
Total revenue	326,623	356,804
Cost of goods sold	34,984	28,365
Gross profit	291,639	328,439

Operating expenses:
Employee compensation and contractors	129,422	382,071
Selling, general, and administrative (includes royalty of $105,000 and $75,000 to related party for the three months ended March 31, 2021 and 2020, respectively)	3,016,277	912,240
Research and development	130,825	77,876
Total operating expenses	3,276,524	1,372,187
Loss from operations	(2,984,885)	(1,043,748)

Other income (expense):
Interest expense	(67,817)	(188,637)
Discount amortization	(31,945)	-
Private placement	-	(262,000)
Change in fair value derivative	-	135,139
Other income and expense, net	(99,762)	(315,498)

Net loss	(3,084,647)	(1,359,246)

Net loss attributable to noncontrolling interest	136,161	-

Net loss attributable to Quanta, Inc.	$(2,948,486)	$(1,359,246)

Net loss per share, basic and diluted	$(0.05)	$(0.02)
Weighted average common shares outstanding – basic and diluted	63,300,000	39,200,090

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

  Three months ended March 31, 2021 (Unaudited)

	Mezzanine Equity -		Mezzanine Equity -
	Series B		Series C		Series A
	Preferred Stock,		Preferred Stock,		Preferred Stock,		Common Stock
	par value $0.00001		par value $0.00001		par value $0.001		par value $0.001		Additional Paid-in	Shares To be	Accumulated	Non Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance December 31, 2020	-	$-	-	$-	2,500,000	2,500	46,756,970	$46,757	$10,102,805	$3,641,868	$(16,402,176)	$-	$(2,608,246)

Adjustment for adoption of ASU 2020-6	-	-	-	-	-	-	-	-	(2,557,812)	-	2,054,759	-	(503,053)
Issuance of shares
Shares issued for cash	-	-	-	-	-	-	32,475,000	32,475	981,525	-	-	-	1,014,000
Fair value of shares for services	-	-	1,000	169,133	-	-	6,000,000	6,000	512,950	-	-	-	518,950
Fair value of shares issued to employess and officer	9,000	1,522,198	-	-	-	-	-	-	-	-	-	-	-
Fair value of vested options	-	-	-	-	-	-	-	-	70,994		-	-	70,994
Fair value of restricted shares	-	-	-	-	-	-	-	-	-	160,179	-	-	160,179
Shares issued for conversion of convertible notes	-	-	-	-	-	-	14,665,778	14,668	381,790	-	-	-	396,458

Net loss	-	-	-	-	-	-	-	-	-	-	(2,948,486)	(136,161)	$(3,084,647)
Balance March 31, 2021	9,000	$1,522,198	1,000	$169,133	2,500,000	$2,500	99,897,748	$99,900	$9,492,252	$3,802,047	$(17,295,903)	$(136,161)	$(4,035,365)

Three months ended March 31, 2020 (Unaudited)
	Common Stock, par value $0.001		Additional
	Number of shares	Amount	paid-in capital	Shares to be issued	Accumulated deficit	Total
Balance, December 31, 2019	49,087,255	$49,087	$5,619,733	$2,847,868	$(8,237,747)	$278,941

Issuance of shares	5,000,000	5,000	495,000	(500,000))	-	-

Shares issued for cash	111,111	1,111	28,889	-	-	30,000

Fair value of vested options	-	-	79,995	-	-	79,995

Fair value of shares for services	-	-	-	426,000	-	426,000

Net loss	-	-		-	(1,359,245)	(1,359,245)

Balance, March 31, 2020 (Unaudited)	54,198,366	$55,198	$6,223,617	$2,773,868	$(9,596,992)	$(544,309))

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,084,647)	$(1,359,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,584	51,729
Fair value of shares issued for services	688,083	426,409
Fair value of vested options	70,994	79,995
Fair value of vested restricted shares	160,179	-
Fair value of Series B preferred shares issued to officer	1,522,198	-
Amortization of convertible note discount	24,360	178,660
Amortization of note payable discount	7,050
Change in fair value of derivative	-	(135,139)
Private placement costs	-	262,000
Amortization of right-of-use asset	20,383	41,208
Fees paid through conversion of convertible notes	12,983	-
Changes in operating assets and liabilities:
Accounts receivable	685	9,104
Accounts receivable, related party	(198,800)
Allowance for doubtful accounts	49,700	-
Deferred expenses, related party	134,704	-
Inventories	(24,789)	(20,975)
Prepaid production costs	(100,000)	7,500
Accounts payable and accrued liabilities	(55,300)	54,169
Deferred revenue	(7,816)	(7,808)
Operating lease liabilities	(19,667)	(38,751)
Net cash used in operating activities	(782,116)	(451,145)

CASH FLOW FROM INVESTING ACTIVITIES:
Deposits	-	(30,000)
Purchase of equipment	(12,980)	(80,272)
Net cash used in investment activities	(12,980)	(110,272)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertibles notes payable	175,000	153,000
Proceeds from notes payable	10,000	-
Principal payments of notes payable	(96,649)	(7,500)
Proceeds from shares issued for cash	1,014,000	30,000
Net cash provided by financing activities	1,102,351	175,500

Increase (decrease) in cash	307,255	(385,917)
Cash and cash equivalents, beginning of period	6,270	433,133
Cash and cash equivalents, end of period	$313,525	$47,226

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	503,053	-
Common shares issued for conversion of convertible notes	396,458	-
Derivative liabilities allocated to convertible note discount	-	153,000
Recognition of operating lease right-of-use asset and operating lease liabilities	$-	$431,402

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quanta, Inc. (the “Company”) is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. The Company’s operations are based in Burbank, California.

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock. On January 14, 2021, the Company completed the acquisition of 51% of Medolife, which had nominal assets, liabilities, and operations. (see Notes 12 and 13).

Quanta, Inc. is a biotechnology company actively involved in both the pharmaceutical and nutraceutical industries. It mostly operates through its majority-owned subsidiary Medolife which is focused on the research and development of therapeutics for multiple medical indications, including viral infections such as the SARS-CoV-2 virus and multiple forms of cancer.

Medolife was founded by Dr. Arthur Mikaelian who pioneered the polarization technology that the company uses in all of its products which has been shown to increase the potency of synthetic and organic compounds.

Basis of presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 15, 2021.

The consolidated financial statements include the accounts of Quanta Inc, and its 51% owned subsidiary, Medolife Rx, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the quarter ended March 31, 2021, the Company incurred a net loss of $2,948,486 and used cash in operating activities of $782,116, and at March 31, 2021, the Company had a stockholders’ deficit of $4,035,365. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2021, the Company had cash on hand in the amount of $313,525. Subsequent to March 31, 2021, the Company received $1,231,000 for subscriptions to purchase 73,895,644 shares of common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Use of estimates

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

Prepaid production costs

In February 2021, the Company’s subsidiary Medolife Rx entered into a collaboration and joint development agreement with a company (the “Agent) for Medolife to produce some of its products in the Agent’s facility. Medolife Rx agreed to pay the Agent $300,000 for the right to use the Agents production facility for a term of five years. Medolife Rx will also pay a production fee, as defined, to the Agent for any production. The Company determined that there is no distinct asset that it is purchasing from the Agent and will record amortization of the prepaid fee ratably over the life of the contract. As of March 31, 2021, the Company had paid the Agent $100,000 of the fee.

Advertising costs

Advertising costs are expensed as incurred. During the quarters ended March 31, 2021 and March 31, 2020, advertising costs totaled $57,959 and $33,682, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the quarters ended March 31, 2021 and March 31, 2020, research and development costs totaled $130,825 and $77,876, respectively and include salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

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

For the three months ended March 31, 2021 and 2020, the dilutive impact of common stock equivalents, e.g. stock options, warrants and convertible notes payable have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive.

As of March 31, 2021, 1,325,000 options were outstanding of which 975,814 were exercisable, and convertible debt and accrued interest totaling $1,499,879 was convertible into 97,064,539 shares of common stock. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of March 31, 2021, and2020 potentially dilutive securities consisted of the following:

	March 31, 2021	March 31, 2020
Stock options	1,325,000	3,290,000
Unvested restricted shares	2,625,000	5,125,000
Convertible notes payable	97,064,539	889,469
Total	101,014,539	9,304,469

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

As of March 31, 2021 and December 31, 2020, the Company did not have any Level 2 liabilities comprised of the fair value of embedded derivative liabilities.

Concentrations of risks

For the three months ended March 31, 2021, one customer accounted for 61% of revenue. For the three months ended March 31, 2020, no customer accounted for 10% or more of revenue. As of March 31, 2021 and March 31, 2020, one customer accounted for 100% and 35% of accounts receivable. No other customer accounted for 10% or more of accounts receivable.

As of March 31, 2021, two vendors accounted for 61% and 63% of accounts payable and no other vendor accounted for 10% or more of accounts payable. As of December 31, 2020, two vendors accounted for 63% of accounts payable.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion accounting models. As a result, the Company’s convertible debt instruments will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach. Upon adoption, the following changes resulted: (i) the intrinsic value of the beneficial conversion feature recorded in 2020 was reversed as of the effective date of adoption, thereby resulting in an increase in the convertible debentures with an offsetting adjustment to additional paid in capital and (ii) interest expense recorded in 2020 that was related to the amortization of the discount related to the beneficial conversion feature was reversed against opening accumulated deficit. Accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $2,054,759, a decrease in addition paid in capital of $2,557,812, and an increase in convertible notes payable of $503,053 on January 1, 2021.

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

NOTE 2 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves, consisted of the following:

	March 31, 2021	December 31, 2020

Raw materials and packaging	$22,170	$3,144
Finished goods	21,839	16,076

	$44,009	$19,220

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at March 31, 2021 and December 31, 2020 was $9,125 and $9,125, respectively.

NOTE 3 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2021	December 31, 2020

Machinery-technology equipment	$704,772	$704,772
Machinery-technology equipment under construction	48,949	35,969
	753,721	740,741
Less accumulated depreciation	(557,802)	(540,218)

	$195,919	$200,523

Depreciation expense for the three months ended March 31, 2021 and 2020 was $17,584 and $54,989, respectively. As of March 31, 2021, the equipment under construction is approximately 50% complete, and is expected to be completed and placed into service during the year ended December 31, 2021.

NOTE 4 - OPERATING LEASE

At March 31, 2021, the Company has one operating lease for its headquarters office space in Burbank. The lease commenced on January 1, 2020, and has a term for 5 years, with annual fixed rental payments ranging from $90,000 to $101,296. At March 31, 2021, the balance of the lease’s right of use asset and corresponding lease liability were $341,844 and $376,114, respectively. At March 31, 2021, the Company is also obligated under a lease that was abandoned in December 2020. The total due to the lessor for the abandoned lease space is $235,759 and is recorded as lease settlement obligation at March 31, 2021.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three months ended March 31, 2021

Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$44,274

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2021	$23,891
Weighted average remaining lease term – operating leases (in years)	2.75
Average discount rate – operating leases	4%

At March 31, 2021
Operating leases
Long-term right-of-use assets	$341,844

Short-term operating lease liabilities	$102,400
Long-term operating lease liabilities	273,714
Total operating lease liabilities	$376,114

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021(remainder of year)	68,809
2022	95,481
2023	98,345
2024	118,266
Total lease payments	380,901
Less: Imputed interest	4,787
Present value of lease liabilities	376,114
Less current portion	(102,400)
Operating lease liabilities, long-term	$273,714

Lease expense were $23,891 and $26,897 during the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 – NOTES PAYABLE

	March 31, 2021	December 31, 2020

(a) Notes payable secured by equipment (net of deferred finance charge of $67,767 and $74,817)	$304,218	$363,817
(b) Note payable, secured by assets-in default	13,350	33,350
(c) Note payable, Payroll Protection Loan	134,125	134,125
(d) Note payable, Economic Injury Disaster Loan	160,000	160,000
(e) Revenue sharing agreement	242,800	242,800
Total notes payable outstanding	854,492	934,092
Current portion	400,165	482,724

Long term portion	$454,327	$451,368

(a)	In April 2020 and May 2020, the Company entered into two financing agreements aggregating $505,646. The notes have a stated interest rate of 10.9%. The notes were issued at a discount including fees for underwriting, legal and administrative costs along with deferred financing costs. The deferred financing costs are being amortized over the terms of the notes. The notes are secured by the Company’s equipment, and require monthly payments of principal and interest of $21,000, and mature in April 2022 and May 2022. At December 31, 2020, the balance due on these notes was $438,634. During the quarter ended March 31, 2021, the Company made payments of $66,649 and at March 31, 2021, the balance due on these notes was $371,985.

(b)	Note payable, interest at 8.3% per annum, secured by all the assets of the Company. The note was due January 13, 2019 and on April 24, 2020, the note holder waived the default through December 31, 2020, and it is currently in default. During the three months ended March 31, 2021, the company made principal payments of $20,000. The note is in default and the Company is in discussion with the note holder.

(c)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Bank of America in the aggregate amount of $134,125, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 4, 2020, matures on May 4, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as March 31, 2021.

(d)	On September 5, 2020, the Company received a $160,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months, and commence in June 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of March 31, 2021.

(e)	Between July 7, 2020, and July 29, 2020, the Company issued notes payable to third-party investors totaling $250,000. Under the terms of the note, the Company is to pay 50% of the net revenues beginning on August 21, 2020, for a product to be designed and produced by the Company. The product has not been produced and therefore no payments have been made. The Company has received a notice of default and demand for payment from three note holders (owed approximately $146,000). The Company has retained counsel who is in discussion with the note holders. See Note 13.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2021	December 31, 2020
Unsecured
(a) Convertible notes with fixed discount percentage conversion prices	$30,000	$180,200
Put premiums on stock settled debt	30,000	127,866

(b) Convertible notes with fixed conversion prices	1,363,752	936,944
Default penalty principal added	-	369,086
Total convertible notes principal outstanding	1,423,121	1,614,096
Debt discount	(29,369)	(539,282)

Convertible notes, net of discount and premium	$1,393,752	$1,074,814
Current portion	1,393,752	1,074,814
Long-term portion	$-	$-

(a)

At December 31, 2020, there was a $180,200 convertible notes with fixed discount percentage conversion prices outstanding. During the three months ended March 31, 2021, the two note holders fully converted principal and accrued interest into common stock. Upon conversion put premiums associated with these notes were reclassified to additional paid in capital. At the option of the holder, the two notes are convertible into shares of the Company’s common stock at a price per share discount of 50% of the lowest bid price of the Company’s common stock within twenty-five days prior to conversion. The Company determined that the conversion options of the convertible notes were not considered derivatives and qualify as stock settled debt under ASC 480 – “Distinguishing Liabilities from Equity”.

(b)

As of December 31, 2020, the Company issued convertible notes with fixed conversion prices aggregating $1,306,030 (including default penalties of $369,086). The notes are unsecured, bear interest at 10% per annum, and mature through June 30, 2021. The notes are convertible into common stock at $0.015 per share. The Company recorded debt discounts of $43,000. Beneficial Conversion Features totaling $2,557,812 were recognized with charges to debt discount or other expenses with an offset credit to additional paid in capital. The adoption of ASU 2020-06 (see note 2) using the modified approach yielded a charge of $2,557,812 to additional paid in capital with credits to the remaining Beneficial Conversion Feature debt discounts and retained earnings. The remaining other debt discounts are amortized over the life of the notes or are amortized in full upon the conversion of the corresponding notes to common stock.

During the three months ended March 31, 2021, the Company issued two convertible notes with fixed conversion prices aggregating $193,000. The notes are unsecured, bear interest at 10% per annum, and mature through August 31, 2021. The notes are convertible into shares of the Company’s common stock at a fixed conversion price of $0.015 per share. The Company recorded debt discounts and expenses of $18,000 to account for loan fees and original issue discounts ($18,000). The debt discounts are amortized over the life of the notes or are amortized in full upon the conversion of the corresponding notes to common stock.

The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach. Upon adoption, the following changes resulted: (i) the intrinsic value of the beneficial conversion features recorded in 2020 was reversed as of the effective date of adoption, thereby resulting in an increase in the convertible debentures with an offsetting adjustment to additional paid in capital and (ii) interest expense recorded in 2020 that was related to the amortization of the discount related to the beneficial conversion feature was reversed against opening accumulated deficit. Accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $2,054,759, a decrease in addition paid in capital of $2,557,812, and an increase in convertible notes payable of $503,053 on January 1, 2021.

Note 7 – DERIVATIVE LIABILITIES AND FINANCIAL INSTRUMENTS

The Company had not derivative liabilities at March 31, 2021 or December 31, 2020. For the three months ended March 31, 2020, a roll-forward of the level 2 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2019	$400,139
Recognition of derivative liabilities upon initial valuation	415,000
Change in fair value of derivative liabilities during the three months ended March 31, 2020	(135,139)

Balance at March 31, 2020	$680,000

NOTE 8 – MEZZANINE EQUITY

The preferred shares below have been determined by the Company to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. The shares as valued have been classified as mezzanine equity and presented as such on the consolidated balance sheet and statement of shareholders deficit at March 31, 2021 as single line items due to the immaterial par value. The mezzanine equity value is not included in shareholders’ deficit.

Series B Convertible Preferred Stock

The terms of the Certificate of Designation of the Series C Convertible Preferred Stock, which was filed with the State of Nevada on January 12, 2021, state that such Series C Convertible shares have a par value of $0.00001 per share and a stated value of $100 per share (the “Stated Value”) and each Series C Preferred Share shall be convertible into 6,750 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock. Anti-dilution terms of the preferred may change the conversion ratio. Each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy. Additionally, the shareholders are entitled to liquidation benefits including a cash payout, the liquidation terms include sales and mergers affection a change in control.

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock, which, were issued to Dr. Arthur Mikaelian upon closing on January 14, 2021. The shares issued to Dr. Mikaelian on January 14, 2021 were valued based on the conversion number of common shares at the market price on the date of issuance. Due fact that there Medolife Rx, Inc. was a start-up venture with no net asset value the value associated with the shares of $1,522,198 was charged to compensation expense during the three months ended March 31, 2021.

Series C Convertible Preferred Stock

The terms of the Certificate of Designation of the Series C Convertible Preferred Stock, which was filed with the State of Nevada on January 12, 2021, state that such Series C Convertible shares have a par value of $0.00001 per share and a stated value of $100 per share (the “Stated Value”) and each Series C Preferred Share shall be convertible into 6,750 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock. Anti-dilution terms of the preferred may change the conversion ratio. Each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy. Additionally, the shareholders are entitled to liquidation benefits including a cash payout, the liquidation terms include sales and mergers affection a change in control.

On January 14, 2021, the Board of Directors of the Company approved the issuance of all 1,000 authorized shares of Series C Convertible Preferred Stock to the following Medolife Rx Designees:

Trillium Partners LP	500 Shares of Series C Preferred Stock

Sagittarii Holdings, Inc.	500 Shares of Series C Preferred Stock

The shares issued to Trillium and Sagittarii were valued based on the conversion number of common shares at the market price on the date of issuance. The shares were valued at $169,133 and were charged to expense for services during the three months ended March 31, 2021.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

On November 20, 2020, the Board of Directors approved an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000 shares by Unanimous Written Consent. The Secretary of State of Nevada approved the share increase.

The Company has 500,000,000 shares of par value $0.001 common stock authorized and 99,897,748 and 46,756,970 shares were outstanding as of March 31, 2021 and December 31, 2020, respectively.

Common stock issued for cash

During the year Marcher 31, 2021, the Company issued 32,475,000 shares of common stock mostly under the S1 then in effect at $0.04. In total $1,014,000 in cash was received.

Common stock issued for cash

During the three months ended March 31, 2021, the Company issued 32,475,000 shares of common stock for total proceeds of $1,014,000. The shares were primarily issued under a Form S-1 registration in effect at $0.04 per share.

Common stock issued for services

During the three months ended December 31, 2021, the Company issued 5,000,000 shares of common stock to service vendors with a fair value of $449,000, and 1,000,000 shares of common stock to employees and officers of the Company with a fair value of $69,950. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense.

Restricted common stock

In 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to Arthur Mikaelian. 1,000,000 shares vested immediately, and the balance of 7,000,000 shares vest 625,000 shares per quarter over 2.8 years. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the three months ended March 31, 2021 and 2020, total share-based expense recognized related to vested restricted shares totaled $160,179 and $425,768, respectively. At March 31, 2021, there was $271,232 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 1.1 years.

The following table summarizes restricted common stock activity for the three months ended March 31, 2021:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2020	3,250,000	431,411
Granted	-	-
Vested	(625,000)	(160,179)
Forfeited	-	-
Non-vested shares, March 31, 2021	2,625,000	$271,232

As of March 31, 2021, no shares have been issued and 5,375,000 vested shares are included in shares to be issued on the accompanying financial statements

Common stock issued in conversion of convertible notes payable

The Company issued 14,665,778 shares of common stock to holders of convertible notes valued at $396,458, which includes reclassification of put premiums associated with stock settled debt of $97,866.

Stock Options

During the three months ended March 31, 2021, the Company did not issue any options. The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of the option granted. That value is accreted over the vesting period.

During the three months ended March 31, 2021 and 2020, the Company recognized $70,994 and $80,404, respectively, of compensation expense relating to vested stock options. As of March 31, 2021, the amount of unvested compensation related to stock options was approximately $230,000 which will be recorded as an expense in future periods as the options vest.

A summary of stock option activity during the three months ended March 31, 2021:

	Number of options	Weighted Average Exercise Price	Contractual Life in Years
Options Outstanding as of December 31, 2020	4,130,000	0.10	6.0
Granted	-	0.11	10.0
Exercised	-	-	-
Forfeited	(2,805,000)	-	-
Options Outstanding as of March 31, 2021	1,325000	0.11	6.5
Options Exercisable as of March 31, 2021	975,814	$0.10	5.5

At March 31, 2021, the options outstanding had no intrinsic value.

NOTE 10 – RELATED PARTY TRANSACTIONS

On January 14, 2021, the Company completed the acquisition of 51% of Medolife Rx, a company controlled by Arthur Mikaelian (see Note 8). Prior to the acquisition, Mr. Mikaelian was a consultant and shareholder in the Company. In connection with the acquisition of 51% of Medolife Rx, Mr. Mikaelian was appointed as a member of the Board of Directors of the Company, and also appointed to serve as the Company’s Chief Executive Officer, a role which Mr. Mikaelian assumed on January 14, 2021.

The Company has an agreement with Mr. Mikaelian in consideration of the Company’s exclusive use of patented technology developed by Mr. Mikaelian. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $35,000 per month payable in cash or common stock of the Company. During the three months ended March 31, 2021 and 2020, the Company recognized royalty expenses of $105,000 and $75,000, respectively.

During the three months ended March 31, 2021, the Company recorded revenue of $198,800, or 61% of total revenue for the period, from a company controlled by a family member of the Company’s CEO. At March 31, 2021, the net amount due from the related party was $149,100 and represents 100% of the Company’s accounts receivable at that date

NOTE 11 – COMMITMENTS AND CONTINGENCIES

COVID-19

During the period ended March 31, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. The Company monitors guidance from federal, state, and local public health authorities, and has implemented health and safety precautions and protocols in response to these guidelines. The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify at this time.

Contingencies include obligations for lease agreements, including an abandoned lease space discussed at Note 5, along with the Company current lease for its headquarters office, also discussed in Note 5.

It is management’s opinion that there are no material contingent liabilities that are not disclosed in the financial statements and footnote disclosures as of March 31, 2021.

NOTE 12 – SUBSEQUENT EVENTS

Common Stock Issued

Between April 1, 2021 and May 21, 2021, the Company issued 24,275,000 shares of common stock under Form S-1 offering (made effective on February 12, 2021). The Company received cash proceeds of $971,000.

Between April 1, 2021 and May 21, 2021, the Company issued 6,610,507 shares of common stock (restricted) under privative placements at prices from $0.015 to $0.0256. The Company received cash proceeds of $161,408.

Between April 1, 2021 and May 21, 2021, the Company issued a total of 4,982,635 shares of its common stock to individuals as compensation for services, valued at the fair value of the shares of the Company’s stock on the dates issued, totaling $282,750.

Between April 1, 2021 and May 21, 2021, a total of 40,510,137 of common shares were issued to convertible note holders in exchange for principal of $589,415 and interest of $18,238 the notes held. The conversions partially liquidated the principal and accrued interest of various convertible notes issued during the year ended December 31, 2020, which were held by Trillium, Alpha, NY Farms and an individual investor from various convertible notes payable issued on April 27, 2020.

Between April 1, 2021 and May 21, 2021, the Company issued a total of 182,500 shares of its common stock to employees as compensation, valued at the fair value of the shares of the Company’s stock on the dates issued, totaling $13,888.

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

Results of Operations

Summary of Key Results

Results of Operations for three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct-to-consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the three months ended March 31, 2021, the Company recognized $318,807 in net sales. For the three months ended March 31, 2020, the Company recognized $350,349 in net sales.

Expenses

Operating expenses for the three months ended March 31, 2021 was $3,276,524. The Company incurred $129,422 in compensation and benefit costs, $130,825 in research and development costs, and $3,016,277 in administrative and other costs associated with operations, including legal and professional fees of $101,760.

Operating expenses for the three months ended March 31, 2020 was $1,372,187. The Company incurred $382,071 in compensation and benefit costs, $77,876 in research and development costs, and $912,240 in administrative and other costs associated with operations, including legal and professional fees.

Other Income (Expense)

For the three months ended March 31, 2021, the Company recognized $(99,762) of net other expenses.

For the three months ended March 31, 2020, the Company recognized $(315,498) of net other expenses.

Net Loss

Net loss for the three months ended March 31, 2021 was $2,948,486. Net loss for the three months ended March 31, 2021 was $1,359,246. We recorded no provision for federal income taxes for either period.

Liquidity

We have yet to establish any history of profitable operations. For the three months ended March 31, 2021, the Company incurred a net loss of $2,948,486 and used cash in operating activities of $782,116, and at March 31, 2021, the Company had a working capital deficiency of $1,892,759. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At March 31, 2021, the Company had cash on hand in the amount of $313,525. Subsequent to March 31, 2021, the Company received $1,231,000 for subscriptions to purchase shares of common stock. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2021 that our disclosure controls and procedures were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The matters involving internal controls and procedures that our management considered to be material weaknesses were: (i) we had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) we did not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements; (iii) we had ineffective controls over our financial statement close and reporting process and did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved, (iv) we did not maintain effective controls over the recording and approval of recurring and non-recurring journal entries and (v) we had inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities subsequent to March 31, 2021, that are not disclosed in footnote 12 of the financial statements included in this filing.

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

QUANTA, INC

Dated: May 25, 2021	By:	/s/ Arthur Mikaelian
Arthur Mikaelian
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

