Form 10-Q/A
period 2021-03-31
QUANTA INC
filed 2021-05-26
CIK 1691430

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

As of May 22, 2021, there were approximately 176,458,527 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2021, is solely to incorporate the hyperlink to the XBRL data related to Form 10Q as filed.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on May 24, 2021, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after May 25, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA, INC.

Date: May 26, 2021	By:	/s/ Arthur Mikaelian
Arthur Mikaelian
Chief Executive Officer