Form 10-Q
period 2021-06-30
QUANTA INC
filed 2021-08-23
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of August 19, 2021, the registrant had 197,699,585 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$277,827	$6,270
Accounts receivable	-	685
Accounts receivable (net of reserve of $49,700) – related party	149,100	-
Deferred charges – related party	-	134,704
Inventories, net	78,081	19,220
Prepaid production cost	300,000	-
Total current assets	805,008	160,879

Equipment, net	192,027	200,523
Operating lease right-of-use asset, net	321,263	362,227
Deposits	16,883	16,883

Total assets	$1,335,181	$740,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$537,266	$673,494
Advances	200,000	-
Notes payable (net of deferred finance charges of $60,717 and $74,817 at June 30, 2021 and December 31, 2020, respectively)	289,445	482,724
Convertible note payable (net of discount of $174,669 and $539,282 at June 30, 2021 and December 31, 2020, respectively)	1,354,151	1,074,814
Deferred revenue, license agreement	19,186	34,818
Operating lease liabilities, short-term	103,914	100,901
Lease settlement obligation	235,759	235,759
Total current liabilities	2,739,721	2,602,510

Long term liabilities
Notes payable, long term	457,288	451,368
Operating lease liabilities, long-term	252,335	294,880
Total liabilities	3,449,344	3,348,758

Commitments and contingencies:
Mezzanine equity:
Series B preferred stock, $0.00001 par value, 9,000 shares authorized, 9,000 and -0- issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,522,198	-
Series C preferred stock, $0.00001 par value, 1,000 shares authorized, 1,000 and -0- issued and outstanding at June 30, 2021 and December 31, 2020, respectively	169,133	-
Total Mezzanine equity	1,691,331	-
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 2,500,000 issued and outstanding	2,500	2,500
Common stock, $0.001 par value; 500,000,000 shares authorized; 191,731,218 and 46,756,970 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	191,805	46,757
Shares to be issued (4,875,000 and 4,875,000 as of June 30, 2021 and December 31, 2020, respectively)	3,939,659	3,641,868
Additional paid-in capital	13,867,853	10,102,805
Accumulated deficit	(21,258,289)	(16,402,176)
Total Quanta, Inc. stockholders’ deficit	(3,256,472)	(2,608,246)
Noncontrolling interest in consolidated subsidiary	(549,022)	-
Total stockholders’ deficit	(3,805,494)	(2,608,246)

Total liabilities and stockholders’ deficit	$1,335,181	$740,512

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Sales, net	$109,053	$306,785	$229,060	$657,134
Sales, related party	-	-	198,800	-
License revenue	7,816	11,368	15,632	17,823
Total revenue	116,869	318,153	443,492	674,957
Cost of goods sold	44,645	70,093	79,629	98,458
Gross profit	72,224	248,060	363,863	576,499

Operating expenses:
Research and development	112,675	166,662	243,500	244,537
Selling, general, and administrative (includes $210,000 royalty and $409,970 administrative to related party for the six months ended June 30, 2021, and $180,000 royalty to related party for the six months ended June 30, 2021)	2,540,180	2,146,569	5,685,879	3,440,880
Total operating expenses	2,652,855	2,313,231	5,929,379	3,685,417
Loss from operations	(2,580,631)	(2,065,171)	(5,565,516)	(3,108,918)

Other income (expense):
Interest expense	(23,709)	(217,486)	(91,526)	(406,123)
Debt discount amortization	(36,750)	-	(68,695)	-
Private placement costs	-	(17,000)	-	(279,000)
Change in fair value derivative	-	148,000	-	283,139
Gain on extinguishment of debt	-	286,000	-	286,000
Other income and expense, net	(60,459)	199,514	(160,221)	(115,984)

Net loss	(2,641,090)	(1,865,657)	(5,725,737)	(3,224,902)

Net loss attributable to noncontrolling interest	412,841	-	549,022	-

Net loss attributable to Quanta, Inc.	$(2,228,249)	$(1,865,657)	$(5,176,715)	$(3,224,903)

Net loss per share, basic and diluted	$(0.01)	$(0.0303)	$(0.05)	$(0.06)
Weighted average common shares outstanding–basic and diluted	149,170,837	5,842,875,252	106,363,740	57,512,526

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three months ended June 30, 2021

	Series A
	Preferred Stock,		Common Stock		Additional	Shares		Non	Total
	par value $0.001		par value $0.001		Paid-in	To be	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance, March 31, 2021	2,500,000	$2,500	99,897,748	$99,900	$11,226,409	$3,802,047	$(19,030,060)	$(136,161)	$(4,035,365)

Shares issued for cash	-	-	24,275,000	24,275	946,725	-	-	-	971,000
Fair value of shares for services	-	-	8,925,976	8,926	786,882	-	-	-	795,808
Fair value of vested restricted stock	-	-	-	-	-	137,612	-	-	137,612
Fair value of vested options	-	-	-	-	55,911	-	-	-	55,911
Shares issued for conversion of convertible notes	-	-	58,702,494	58,704	851,926	-	-	-	910,630
	.	.
Net loss	-	-	-	-	-	-	(2,228,229)	(412,861)	(2,641,090)
Balance June 30, 2021	2,500,000	$2,500	191,801,218	$191,805	$13,867,853	$3,939,659	$(21,258,289)	$(549,022)	$(3,805,494)

Six Months Ended June 30, 2021

	Series A
	Preferred Stock,		Common Stock		Additional	Shares		Non	Total
	par value $0.001		par value $0.001		Paid-in	To be	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance December 31, 2020	2,500,000	$2,500	46,756,970	$46,757	$10,102,805	$3,641,868	$(16,402,176)	$-	$(2,608,246)

Adjustment for adoption of ASU 2020-6	-	-	-	-	(823,655)	-	320,602	-	(503,053)
Shares issued for cash	-	-	56,750,000	56,750	1,928,250	-	-	-	1,985,000
Fair value of shares for services	-	-	14,925,976	14,926	1,299,832	-	-	-	1,314,758
Fair value of vested restricted stock	-	-	-	-	-	297,791	-	-	297,791
Fair value of vested options	-	-	-	-	126,905	-	-	-	126,905
Shares issued for conversion of convertible notes	-	-	73,368,272	73,372	1,233,716	-	-	-	1,307,088
	.	.
Net loss	-	-	-	-	-	-	(5,176,715)	(549,022)	(5,725,737)
Balance June 30, 2021	2,500,000	$2,500	191,801,218	$191,805	$13,867,853	$3,939,659	$(21,258,289)	$(549,022)	$(3,805,494)

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three months ended June 30, 2020

	Series A
	Preferred Stock,		Common Stock		Additional	Shares		Non	Total
	par value $0.001		par value $0.001		Paid-in	To be	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance March 31, 2020	-	$-	54,198,366	$55,198	$6,223,617	$2,773,868	$(9,596,992)	$-	$(544,309)

Issuance of shares	-	-	18,519	-	4,995	(4,995)	-	-	-
Shares issued for cash	-	-	277,778	-	74,722	-	-	-	74,722
Fair value of shares for services	-	-	1,250,117	998	185,581	336,000	-	-	522,579
Fair value of vested options	-	-	-	-	100,921	-	-	-	100,921
Fair value of shares issued to employees and officer	-	-	451,198	-	52,254	-	-	-	52,254
Fair value of perferred shares issued to officer	2,500,000	2,500	-	-	462,500	-	-	-	465,000
Beneficial conversion feature of issued convertible notes	-	-	-	-	291,000	-	-	-	291,000
Fair Value of shares issued for loan fees	-	-	705,000	705	78,438	10,890	-	-	90,033
	.	.
Net loss	-	-	-	-	-	-	(1,865,657)	-	(1,865,657)
Balance June 30, 2020	2,500,000	$2,500	56,900,978	$56,901	$7,474,028	$3,115,763	$(11,462,649)	$-	$(1,711,744)

Six Months Ended June 30, 2020

	Series A
	Preferred Stock,		Common Stock		Additional	Shares		Non	Total
	par value $0.001		par value $0.001		Paid-in	To be	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance December 31, 2019	-	$-	49,087,255	$49,087	$5,619,733	$2,847,868	$(8,237,747)	$-	$278,941

Issuance of shares	-	-	5,018,519	5,000	499,995	(504,995)	-	-	-
Shares issued for cash	-	-	388,889	1,111	103,611	-	-	-	104,722
Fair value of shares for services	-	-	1,250,117	998	185,581	762,000	-	-	948,579
Fair value of vested options	-	-	-	-	180,916	-	-	-	180,916
Fair value of shares issued to employees and officer	-	-	451,198	-	52,254	-	-	-	52,254
Fair value of perferred shares issued to officer	2,500,000	2,500	-	-	462,500	-	-	-	465,000
Beneficial conversion feature of issued convertible notes	-	-	-	-	291,000	-	-	-	291,000
Fair Value of shares issued for loan fees	-	-	705,000	705	78,438	10,890	-	-	90,033
	.	.
Net loss	-	-	-	-	-	-	(3,224,902)	-	(3,224,902)
Balance June 30, 2020	2,500,000	$2,500	56,900,978	$56,901	$7,474,028	$3,115,763	$(11,462,649)	$-	$(1,711,744)

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,725,737)	$(3,224,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,168	106,718
Fair value of shares issued for services	1,314,758	180,916
Fair value of vested options	126,905	186,893
Fair value of vested restricted shares	297,791	761,686
Fair value of mezzanine equity Series B and Series C preferred shares issued for services	1,691,331	-
Fair value of shares issued to officer	-	514,754
Amortization of convertible note discount	54,595	380,000
Amortization of note payable discount	14,100	-
Amortization of right-of-use asset	40,964	84,095
Fees paid through conversion of convertible notes	54,400	-
Change in fair value of derivative	-	(283,139)
Private placement costs	-	279,000
Gain on extinguishment of debt	-	(286,000)
Changes in operating assets and liabilities:
Accounts receivable	685	10,640
Accounts receivable, related party	(198,800)	-
Allowance for doubtful accounts	49,700	-
Deferred expenses, related party	134,704	-
Inventories	(58,861)	(38,882)
Prepaid production costs	(300,000)	7,500
Accounts payable and accrued liabilities	(136,890)	72,387
Advances	200,000	-
Deferred revenue	(15,632)	(17,052)
Operating lease liabilities	(39,493)	(78,018)
Net cash used in operating activities	(2,460,312)	(1,343,404)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(26,672)	(80,272)
Net cash used in investment activities	(26,672)	(80,272)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	1,985,000	104,722
Proceeds from convertibles notes payable	975,000	563,000
Proceeds from notes payable	10,000	679,000
Principal payments of notes payable	(211,459)	(44,000)
Principal payments of convertible notes payable	-	(282,000)
Net cash provided by financing activities	2,758,541	1,020,722

Increase (decrease) in cash	271,557	(402,954)
Cash and cash equivalents, beginning of period	6,270	433,099
Cash and cash equivalents, end of period	$277,827	$30,145

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	59,749	391,405

Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	503,053	-
Common shares issued for conversion of convertible notes	1,307,088	-
Derivative liabilities allocated to convertible note discount	-	153,000
Recognition of operating lease right-of-use asset and operating lease liabilities	$-	$431,402

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quanta, Inc. (the “Company”) is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. The Company’s operations are based in Burbank, California.

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock. On January 14, 2021, the Company completed the acquisition of 51% of Medolife, which had nominal assets, liabilities, and operations. (see Note 10).

Basis of presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months and six months ended June 30, 2021, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 15, 2021. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The consolidated financial statements include the accounts of Quanta Inc, and its 51% owned subsidiary, Medolife Rx, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2021, the Company incurred a net loss of $5,725,737 and used cash in operating activities of $2,460,312, and at June 30, 2021, the Company had a stockholders’ deficit of $3,805,494. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2021, the Company had cash on hand in the amount of $277,827. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Use of estimates

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

Prepaid production costs

In February 2021, the Company’s subsidiary Medolife Rx entered into a collaboration and joint development agreement with a company (the “Agent) for Medolife to produce some of its products in the Agent’s facility. Medolife Rx agreed to pay the Agent $300,000 for the right to use the Agents production facility for a term of five years. Medolife Rx will also pay a production fee, as defined, to the Agent for any production. The Company determined that there is no distinct asset that it is purchasing from the Agent and will record amortization of the prepaid fee ratably over the life of the contract. As of June 30, 2021, the Company had paid the Agent the entire fee.

Advertising costs

Advertising costs are expensed as incurred. During the six months ended June 30, 2021 and June 30, 2020, advertising costs totaled $544,565 and $44,658, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the six months ended June 30, 2021 and June 30, 2020, research and development costs totaled $243,500 and $244,537, respectively and include salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

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

For the six months ended June 31, 2021 and 2020, the dilutive impact of common stock equivalents, e.g. stock options, warrants and convertible notes payable have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive.

As of June 30, 2021, convertible notes of $1,528,820 and accrued interest are convertible into 83,908,000 shares of common stock. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of June 30, 2021 and 2020, potentially dilutive securities consisted of the following:

	June 30, 2021	June 30, 2020
Stock options	775,000	3,290,000
Unvested restricted shares	2,000,000	5,125,000
Convertible notes payable	83,908,000	889,469
Total	86,683,000	9,304,469

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

As of June 30, 2021 and December 31, 2020, the Company did not have any Level 2 liabilities comprised of the fair value of embedded derivative liabilities.

Concentrations of risks

For the six months ended June 30, 2021, one customer accounted for 52% of revenue. For the six months ended June 30, 2020, one customer accounted for 21% or more of revenue. As of June 30, 2021 one customer accounted for 100% of accounts receivable and as of June 30, 2020, one customers accounted for 18% of accounts receivable. No other customer accounted for 10% or more of revenue or accounts receivable.

As of June 30, 2021, two vendors accounted for 61% of accounts payable and no other vendor accounted for 10% or more of accounts payable. As of June 30, 2020, three vendors accounted for 36%, 40% and 23%, respectively of accounts payable. No other vendor accounted for 10% or more of accounts payable

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits that are insured by the Federal Deposit Insurance Corporation, or FDIC. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company has not experienced any losses in its cash and believes it is not exposed to any significant credit risk.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion accounting models. As a result, the Company’s convertible debt instruments will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach. Upon adoption, the following changes resulted: (i) the intrinsic value of the beneficial conversion feature recorded in 2020 was reversed as of the effective date of adoption, thereby resulting in an increase in the convertible debentures with an offsetting adjustment to additional paid in capital and (ii) interest expense recorded in 2020 that was related to the amortization of the discount related to the beneficial conversion feature was reversed against opening accumulated deficit. The adoption of ASU 2020-06 on January 1, 2021, resulted in a decrease in addition paid in capital of $823,655, a decrease to accumulated deficit of $320,602, and an increase in total stockholders’ deficit of $503,053.

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

NOTE 2 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves, consisted of the following:

	June 30, 2021	December 31, 2020

Raw materials and packaging	$53,559	$3,144
Finished goods	24,522	16,076
	$78,081	$19,220

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at June 30, 2021 and December 31, 2020 was $9,125 and $9,125, respectively.

NOTE 3 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2021	December 31, 2020

Machinery-technology equipment	$704,772	$704,772
Machinery-technology equipment under construction	62,641	35,969
	767,413	740,741
Less accumulated depreciation	(575,386)	(540,218)
	$192,027	$200,523

Depreciation expense for the six months ended June 30, 2021 and 2020 was $35,168 and $106,718, respectively. As of June 30, 2021, the equipment under construction is approximately 60% complete, and is expected to be completed and placed into service during the year ended December 31, 2021.

NOTE 4 - OPERATING LEASE

At June 30, 2021, the Company has one operating lease for its headquarters office space in Burbank. The lease commenced on January 1, 2020, and has a term for 5 years, with annual fixed rental payments ranging from $90,000 to $101,296. At June 30, 2021, the balance of the lease’s right of use asset and corresponding lease liability were $321,263 and $341,844, respectively. At June 30, 2021, the Company is also obligated under a lease that was abandoned in December 2020. The total due to the lessor for the abandoned lease space is $235,759 and is recorded as lease settlement obligation at June 30, 2021.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six months ended June 30, 2021

Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$62,905

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2021	$61,200
Weighted average remaining lease term – operating leases (in years)	2.50
Average discount rate – operating leases	4%

At June 30, 2021
Operating leases
Long-term right-of-use assets	$321,263

Short-term operating lease liabilities	$103,914
Long-term operating lease liabilities	252,335
Total operating lease liabilities	$356,249

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021(remainder of year)	46,350
2022	95,481
2023	98,345
2024	139,767
Total lease payments	379,943
Less: Imputed interest	(23,694)
Present value of lease liabilities	356,249
Less current portion	(103,914)
Operating lease liabilities, long-term	$252,335

Lease expense were $62,905 and $98,926 during the six months ended June 30, 2021 and 2020, respectively.

NOTE 5 – NOTES PAYABLE

	June 30, 2021	December 31, 2020

(a) Notes payable secured by equipment	$257,175	$438,634
(b) Note payable, secured by assets-in default	13,350	33,350
(c) Note payable, Payroll Protection Program	134,125	134,125
(d) Note payable, Economic Injury Disaster Loan	160,000	160,000
(e) Revenue sharing agreement	242,800	242,800
Total notes payable outstanding	807,450	1,008,909
Debt discount	(60,717)	(74,817)
Notes payable, net of discount	746,733	934,092
Current portion	289,445	482,724

Long term portion	$457,288	$451,368

(a)	In April 2020 and May 2020, the Company entered into two financing agreements aggregating $505,646. The notes have a stated interest rate of 10.9%. The notes were issued at a discount including fees for underwriting, legal and administrative costs along with deferred financing costs. The deferred financing costs are being amortized over the terms of the notes. The notes are secured by the Company’s equipment, and require monthly payments of principal and interest of $21,000, and mature in April 2022 and May 2022. At December 31, 2020, the balance due on these notes was $438,634. During the six months ended June 30, 2021, the Company made payments of $181,459 and at June 30, 2021, the balance due on these notes was $257,125. At June 30, 2021 and December 31, 2020, the unamortized discount related to deferred financing charges on these agreements was $60,717 and $74,817, respectively.

(b)	Note payable, interest at 8.3% per annum, secured by all the assets of the Company. The note was due January 13, 2019. The note was due January 13, 2019. The note holder waived the default through December 31, 2020, and it is currently in default and the Company is in discussion with the note holder to extend the balance. During the six months ended June 30, 2021, the Company made principal payments of $20,000 and at June 30, 2021, the balance due on this note was $13,350.

(c)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Bank of America in the aggregate amount of $134,125, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 4, 2020, matures on May 4, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2021.

(d)	On September 5, 2020, the Company received a $160,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months, and commence in June 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of June 30, 2021.

(e)	Between July 7, 2020, and July 29, 2020, the Company issued notes payable to third-party investors totaling $250,000, of which $7,200 was repaid in 2020. Under the terms of the notes, the Company is to pay 50% of the net revenues beginning on August 21, 2020, for a product to be designed and produced by the Company. The product has not been produced and therefore no payments have been made to date. The Company has received a notice of default and demand for payment from three note holders (owed approximately $146,000). The Company has retained counsel who is in discussion with the note holders.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2021	December 31, 2020
Unsecured
(a) Convertible notes with fixed discount percentage conversion prices	$-	$180,200
Put premiums on stock settled debt	-	117,866

(b) Convertible notes with fixed conversion prices	1,528,820	936,944
Default penalty principal added	-	369,086
Total convertible notes principal outstanding	1,528,820	1,614,096
Debt discount	(174,669)	(539,282)

Convertible notes, net of discount and premium	$1,354,151	$1,074,814
Current portion	1,354,151	1,074,814
Long-term portion	$-	$-

(a)

At December 31, 2020, the balance due on convertible notes with fixed discount percentage conversion prices was $180,200. At the option of the holders, the notes were convertible into shares of the Company’s common stock at a price per share discount of 50% of the lowest bid price of the Company’s common stock within twenty-five days prior to conversion. The notes were treated as stock settled debt under ASC 480-Distinguishing Liabilities from Equity, and a put premium of $117,866 was recognized and charged to interest expense when the notes were initially recorded in 2020. During the six months ended June 30, 2021, note holders converted $180,200 principal and accrued interest of $18,266 (total of $198,466) into 7,492,676 shares of the Company’s common stock. Upon conversion the put premiums of $117,866 associated with these notes were reclassified to additional paid in capital.

(b)

As of December 31, 2020, the balance due on convertible notes with fixed conversion prices was $1,306,030 (including default penalties of $369,086). During the six months ended June 30, 2021, the Company issued eight convertible notes with fixed conversion prices aggregating $1,167,500. In addition, convertible notes with fixed conversion prices totaling $949,486 of principal and $37,726 of accrued interest (total of $987,212) were converted into 65,814,218 shares of the Company’s common stock. At June 30, 2021, the balance of the due on convertible notes with fixed conversion prices was $1,528,820. The notes are unsecured, convertible into common stock at prices ranging from $0.015 per share to $0.04 per share, bear interest at 4% to 10% per annum, and mature through June 22, 2022.

At December 31, 2020, the net unamortized balance of debt discounts was $539,282, consisting of debt discount related to beneficial conversion features ($823,655 less accumulated amortization of $320,602, or net of $503,053) and other debt discounts for fees and original issue discounts (OID) ($52,360 less accumulated amortization of $16,096, or net of $36,229). The Company early adopted ASU No. 2020-06 (See Note 1) effective January 1, 2021 using the modified retrospective approach. The adoption of ASU 2020-06 on January 1, 2021, resulted in a decrease in addition paid in capital of $823,655, a decrease to accumulated deficit of $320,602, and an increase in total stockholders’ deficit of $503,053.

The debt discounts related to fees and OID are amortized over the life of the related notes or are amortized in full upon the conversion of the corresponding note to common stock. During the six months ended June 30, 2020, debt discounts of $194,850 were added related to the eight convertible notes issued above, and amortization of $56,445 was recorded. At June 30, 2021, the net unamortized balance of other debt discounts was $174,669.

NOTE 7 – DERIVATIVE LIABILITIES AND FINANCIAL INSTRUMENTS

The Company had no derivative liabilities at June 30, 2021 or December 31, 2020. For the six months ended June 30, 2020, a roll-forward of the level 2 valuation financial instrument is as follows:

Derivative Liabilities
Balance at December 31, 2019	$400,139
Recognition of derivative liabilities upon initial valuation	176,000
Change in fair value of derivative liabilities during the three months ended June 30, 2020	(283,139)

Balance at June 30, 2020	$293,000

NOTE 8 – MEZZANINE EQUITY

The shares of the Series B and Series C convertible preferred stock discussed below have been determined by the Company to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. The shares as valued have been classified as mezzanine equity and presented as such on the consolidated balance sheet at June 30, 2021 as single line items due to the immaterial par value. The mezzanine equity value is not included in shareholders’ deficit.

Series B Convertible Preferred Stock

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock, which, were issued to Dr. Arthur Mikaelian upon closing on January 14, 2021. The shares issued to Dr. Mikaelian on January 14, 2021 were valued based on the conversion number of common shares at the market price on the date of issuance. Due fact that there Medolife Rx, Inc. was a start-up venture with no net asset value the value associated with the shares of $1,522,198 was charged to compensation expense during the six months ended June 30, 2021.

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

On January 14, 2021, the Board of Directors of the Company approved the issuance of all 1,000 authorized shares of Series C Convertible Preferred Stock. 500 shares of Series C Preferred Stock were issued to Trillium Partners LP, and 500 shares of Series C Preferred Stock were issued to Sagittarii Holdings, Inc. The shares issued to Trillium and Sagittarii were valued at $169,133 based on the conversion number of common shares at the market price on the date of issuance, and were charged to expense for services during the six months ended June 30, 2021.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

On November 20, 2020, the Board of Directors approved an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000 shares by Unanimous Written Consent. The Secretary of State of Nevada approved the share increase.

The Company has 500,000,000 shares of par value $0.001 common stock authorized and 191,731,218 and 46,756,970 shares were outstanding as of June 30, 2021 and December 31, 2020, respectively.

Common stock issued for cash

During the six months ended June 30, 2021, the Company issued 44,750,000 shares of common stock under a Form S-1 then in effect at a price of $0.04 per share. Also during the six months ended June 30, 2021, the Company issued 12,000,000 shares of common stock in a private placement of shares at a price of $0.015 to $0.02 per share. Total proceeds of $1,985,000 in cash was received.

During the six months ended June 30, 2020, the Company issued 388,889 shares of common stock in a private placement of shares at a price of $0.27 per share for total proceeds of $104,722.

Common stock issued for services

During the six months ended June 30, 2021, the Company issued 13,925,976 shares of common stock to service vendors with a fair value of $1,244,808, and 1,000,000 shares of common stock to employees and officers of the Company with a fair value of $69,950. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense.

During the six months ended June 30, 2020, the Company issued 451,198 shares of common stock to service vendors with a fair value of $52,254. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense.

During the six months ended June 30, 2020, the Company issued 1,250,117 shares of common stock to consultants and convertible note holders for services with a fair value of $186,579. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense.

During the six months ended June 30, 2020, the Company issued 705,000 shares of common stock to convertible note holders for fees with a fair value of $90,033. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and was recorded as debt discount to be amortized over the term of the related convertible notes payable.

Preferred Stock

On April 14, 2020, the Company issued 2,500,00 shares of newly created class of preferred stock, Series A Preferred Stock to the Company’s Chief Executive Officer in a private placement transaction. The fair value of the Series A Preferred shares was determined to be $462,500 and was recorded as a stock compensation expense in selling, general and administrative expense during the six months ended June 30, 2020. The Company determined the fair value of the Series A Preferred shares by obtaining an independent valuation of the fair value of the Company’s Series A Preferred shares.

Restricted common stock

In 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to Arthur Mikaelian. 1,000,000 shares vested immediately, and the balance of 7,000,000 shares vest 625,000 shares per quarter over 2.8 years. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the six months ended June 30, 2021 and 2020, total share-based expense recognized related to vested restricted shares totaled $297,791 and $761,686, respectively. At June 30, 2021, there was $139,620 of unvested compensation related to these awards that will be amortized over a remaining vesting period of approximately nine months thru March 2022.

The following table summarizes restricted common stock activity for the six months ended June 30, 2021:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2020	3,250,000	431,411
Granted	-	-
Vested	(1,250,000)	(297,791)
Forfeited	-	-
Non-vested shares, June 30, 2021	2,000,000	$139,620

As of June 30, 2021, no shares have been issued and 4,875,000 vested shares are included in shares to be issued on the accompanying financial statements

Common stock issued in conversion of convertible notes payable

During the six months ended June 30, 2021, the Company issued 73,368,272 shares of common stock to holders of convertible notes upon the conversion of convertible notes payable and accrued interest valued at $1,307,088.

Stock Options

During the six months ended June 30, 2021 and 2020, the Company recognized $126,905 and $180,916, respectively, of compensation expense relating to vested stock options.

During the six months ended June 30, 2021, the Company did not issue any options. In April 2020, the Company issued options exercisable into 300,000 shares of common stock which vested immediately. The options have an exercise price of $0.14 per share, and expire in 10 years. The total fair value of these options at grant date was approximately $30,000, which was determined using he Black-Scholes-Merton option pricing model with the following average assumption: stock price $0.14 per share, expected term ranging from five years, volatility 236%, dividend rate of 0% and risk-fee interest rate of 0.17%.

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

As of June 30, 2021, the amount of unvested compensation related to stock options was approximately $230,000 which will be recorded as an expense in future periods as the options vest.

A summary of stock option activity during the six months ended June 30, 2021:

	Number of options	Weighted Average Exercise Price	Contractual Life in Years
Options Outstanding as of December 31, 2020	4,130,000	0.10	6.0
Granted	-	-	-
Exercised	(350,000)	-	-
Forfeited	(3,005,000)	-	-
Options Outstanding as of June 30, 2021	775,000	0.10	5.5
Options Exercisable as of June 30, 2021	775,000	$0.10	5.5

At June 30, 2021, the options outstanding had no intrinsic value.

NOTE 10 – RELATED PARTY TRANSACTIONS

On January 14, 2021, the Company completed the acquisition of 51% of Medolife Rx, a company controlled by Arthur Mikaelian (see Note 8). Prior to the acquisition, Mr. Mikaelian was a consultant and shareholder in the Company. In connection with the acquisition of 51% of Medolife Rx, Mr. Mikaelian was appointed as a member of the Board of Directors of the Company, and also appointed to serve as the Company’s Chief Executive Officer, a role which Mr. Mikaelian assumed on January 14, 2021. As Medolife Rx had nominal assets, liabilities, and operations, proforma information is not presented.

The Company has an agreement with Mr. Mikaelian in consideration of the Company’s exclusive use of patented technology developed by Mr. Mikaelian. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $35,000 per month payable in cash or common stock of the Company. During the six months ended June 30, 2021 and 2020, the Company recognized royalty expenses of $210,000 and $180,000, respectively.

During the six months ended June 30, 2021, the Company recorded revenue of $198,800, or 44% of total revenue for the period, from a company controlled by a family member of the Company’s CEO. At June 30, 2021, the net amount due from the related party was $149,100 and represents 100% of the Company’s accounts receivable at that date.

During the six months ended June 30, 2021, the Company recorded administrative expenses of $409,970 to a company controlled by Mr. Mikaelian.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

COVID-19

During the six months ended June 30, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. The Company monitors guidance from federal, state, and local public health authorities, and has implemented health and safety precautions and protocols in response to these guidelines. The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify at this time.

Contingencies include obligations for lease agreements, including an abandoned lease space, along with the Company current lease for its headquarters office (see Note 4).

It is management’s opinion that there are no material contingent liabilities that are not disclosed in the financial statements and footnote disclosures as of June 30, 2021.

NOTE 12 – SUBSEQUENT EVENTS

Common Stock Issued

Subsequent to June 30, 2021, the Company issued a total of 4,063,749 shares of common stock to convertible note holders in exchange for the conversion of convertible notes payable and accrued interest. In addition, 38,449 shares of common stock were issued upon the exercise of options.

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

Overview

We are an applied science company founded in 2016, focusing on increasing energy levels in plant matter to increase performance within the human body. Our proprietary technology uses quantum mechanics to increase bio-activity of targeted molecules to enhance the desired effects. We specialize in potentiating rare naturally occurring elements to create impactful and sustainable healing solutions that we believe will one day be as powerful and predictable as pharmaceutical drugs. We offer our technology as a platform, making it accessible to existing high-quality product makers with existing distribution channels, as well as consumer products. Our mission is to power as many impactful, high-performing and wholly organic solutions as possible through product lines and a series of licensing and distribution

Quanta, Inc. (“Quanta”) is a cutting-edge technology platform whose patented, proprietary technology harnesses advances in quantum biology to increase the potency of active ingredients. Currently, Quanta supports product formulations in pain management, anti-inflammation, skincare, agriculture, nutritional supplements, and plant-based consumables. Ultimately, Quanta’s mission is to deliver better, more effective ingredients to elevate product efficacy.

Our Company History

The company was founded in Nevada as Freight Solution, Inc. in 2016.

On June 5, 2018, we underwent a change of control. In connection with the change of control, our board of directors and officers was reconstituted through the resignation of Shane Ludington as Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Registrant and the appointment of Mr. Eric Rice as Chairman, Chief Executive Officer and Chief Financial Officer and Mr. Jeffrey Doiron as President and Chief Operations Officer.

On June 6, 2018 we formed a wholly owned subsidiary, Quanta Acquisition Corp. in the state of California, and executed an Agreement of Merger and Plan of Reorganization, with Bioanomaly, Inc., a California corporation, d/b/a Quanta and Quanta Acquisition Corp., a California corporation and our wholly-owned subsidiary. Pursuant to the terms of the Merger Agreement, Quanta Acquisition Corp. merged with and into Quanta in a statutory reverse triangular merger with Quanta surviving as a wholly owned subsidiary. Following the merger, we adopted our business plan.

On June 6, 2018, we cancelled 15,000,000 shares of common stock acquired through the change in control transaction. As consideration for the merger, we agreed to issue the shareholders of Quanta an aggregate of 21,908,810 shares of our common stock, par value $0.001 per share. Freight Solution shareholders retained 6,500,000 shares of common stock, which represented 23% of our issued and outstanding stock following the merger.

Simultaneously with the merger, we accepted subscriptions for 6,500,000 shares of common stock in a private placement offering at a purchase price of $0.20 per share for an aggregate offering amount of $1,300,000. We also issued two non-affiliated investors warrants to purchase 3,000,000 shares of our common stock at an exercise price of $0.30 per share expiring in four years.

Following the consummation of the merger, Quanta shareholders beneficially owned approximately 63% of our issued and outstanding common stock.

On July 11, 2018 the State of Nevada approved our name change from Freight Solution, Inc. to Quanta, Inc.

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

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife”) pursuant to which, the Company agreed to acquire 51% of Medolife in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock. On January 14, 2021, we completed our acquisition of 51% of Medolife and Medolife’s founder, Arthur Mikaelian, PhD, a member of our Board of Directors, officially replaced Phil Sands as our Chief Executive Officer. Phil Sands resigned as an officer and director of the Company on May 10, 2021. Simultaneously therewith, the Company executed a Control Block Transfer Agreement with Phil Sands and Arthur Mikaelian, pursuant to which, effective Mr. Sands agreed to transfer 2,500,000 shares of the Company’s Series A Super Voting Preferred Stock to Dr. Mikaelian, representing a transfer of majority voting control over the Company because the holder of such 2,500,000 shares of our Series A Super Voting Preferred Stock automatically carries a vote equal to 51% on all matters submitted to a vote of the holders of our Common Stock and Preferred Stock. Mr. Sands agreed to transfer the Control Block to Arthur Mikaelian in exchange for 3,000,000 shares of the Company’s Common Stock, and for the payment of $22,500 in accrued salary, as well as the payment of health insurance benefits through January of 2022.

Medolife provides contract research services. The Company focuses on research, development, and production of pharmaceutical-grade products, as well as clinical evidence-based nutraceuticals utilizing patented polarization technology. Medolife Rx serves clients in the United States.

In 2007, Medolife began its venom-to-drug research and development concept. In 2008, Medolife identified the Rhopalurus princeps scorpion species, which are endemic to the Dominican Republic, as a possible candidate. The company entered into an agreement with the local Ministry of Environment and Natural Resources to investigate the anticancer properties of scorpion venom peptides. The Company’s research confirmed the anticancer properties of the peptide. That same year, Medolife registered its product, Escozine, in the Dominican Republic due to the prime material and preliminary studies originating from Dominican Republic. Escozine was registered under Sanitary Registry Number PN2010-0244 as an anti-tumoral alternative medicine in the Dominican Republic, which allowed the company to perform clinical studies and observations in the country.

Quanta entered the CBD pain-relief rub market (“Muscle Rub”), is only the first in a series of paradigm shift products to emerge from our labs. At the heart of its well-documented effectiveness is our proprietary “polarization” process, which uses electromagnetic force to markedly enhance bioactivity at the molecular level—a polarized active ingredient is more soluble and creates stronger bonds with the body’s receptors. This allows us to enhance ingredients so they work faster and more powerfully without the use of chemical by-products or cellular penetration. Quanta believes this natural solution has nearly limitless applications in the world of plant-based consumer products.

In early 2020, the company was about to apply to the FDA to initiate the approval process for Escozine as an orphan drug for pancreatic cancer. The Weinberg Group was hired as our regulatory compliance consultants for the FDA application and guidelines.

As the COVID-19 pandemic spread during the Spring of 2020, Medolife studied the scorpion venom peptide as a potential COVID-19 drug treatment and began confirming its antiviral properties. The company applied to the FDA as a Pre-Investigational New Drug (PIND), which accepted the application under PIND #150335. For PIND Submission and Clinical Trial Strategy in the United States and the Dominican Republic, Medolife has contracted Affinity Bio Partners as a consulting firm on FDA regulatory matters.

In August of 2020, Medolife initiated clinical studies at the Cruz Jiminian Clinic (Clinica Cruz Jiminian) in Santo Domingo, Dominican Republic, which is one of the leading clinics with a license allowing them to treat COVID-19 patients. The study included 450 COVID-19 patients. The observation contained more female than male patients, with 252 female and 198 male participants. Out of 450 participants, there was an even spread among the age groups, with a higher number in the 41-to-50-year-old group.

EFFICACY STUDY.

Escozine was used as a 3-pillar treatment: a Therapeutic, a Palliative, and a Preventative.

Therapeutic

●	Escozine was used as a monotherapy
●	All therapeutic participants were tested COVID-19 positive prior to observation.
●	100% of patients were discharged with a negative COVID-19 test result within 7 to 10 days of treatment with Escozine.

Conclusion: Within 4-5 days, all COVID-19 patients using Escozine tested negative for the virus, indicating Escozine eliminated the COVID-19 virus or accelerated recovery.

Palliative

●	COVID-19 positive patients report a dramatic decrease of symptoms within 2-4 days of Escozine treatments. The World Health Organization Quality of Life (“WHOQOL”) Bref quality of life questionnaire by the World Health Organization (WHO) was used since July 2020 to evaluate patients’ symptoms, including:

○	Shortness of breath
○	Pain
○	Fatigue
○	Headache
○	Loss of taste
○	Fever
○	Loss of smell (anosmia)

Conclusion: All participants reported significant improvement on all their COVID-19-related symptoms within 5 days, indicating that Escozine can be used to treat the symptoms of COVID-19.

Preventative

●	Transmission of virus to treating physicians and nurses of COVID-19 patients is inhibited upon administering Escozine.
●	Substantial reduction in infectability and spread of the SARS-CoV-2 virus.

Conclusion: All hospital workers remained healthy during the clinical observation while taking Escozine, indicating that Escozine can be used as a preventative measure for COVID-19. The preventative capabilities require additional study.

SAFETY STUDY.

To verify the safety of using Escozine, patients were tested before and after treatment for:

●	Hematology
●	Clinical chemistry (Kidney and Liver function tests, Enzymes, Glucose, Calcium and Phosphorus)
●	Urine
●	CD4/CD8

Conclusion: No toxic response was observed in 100% of patients and no side-effects were reported, indicating that Escozine is safe to use for COVID-19 patients.

ADDITIONAL FINDINGS.

During the clinical study, Medolife observed that Escozine prevents Acute Kidney Injury (AKI) caused by COVID-19:

●	During the clinical study, no deaths occurred.
●	40% of the monitored COVID-19 patients who were administered Escozine, had serum creatinine that was higher than normal, indicating AKI before Escozine administration.
●	After Escozine administration, most of the patient’s creatinine concentrations dropped or did not change.
●	Overall, the frequency of patients that developed normal creatinine levels after Escozine administration was statistically significant (p<0.05).

Medolife has received a new reply from the FDA on their latest submission of requested data. In the reply, the FDA:

●	Validated of the Company’s clinical trial as an informal proof-of-concept study
●	Laid out very specific guidelines for the next steps required by the regulatory body in order to garner approval for Escozine as a treatment for COVID-19, in which the FDA requested:

○	Pharmacokinetic (PK) study, which Medolife has initiated in the United Kingdom.
○	DNA toxicology study, for which Medolife is negotiating with a GLP certified laboratory in the United States.
○	Additional Chemistry, Manufacturing and Controls (CMC) data from Medolife’s contract manufacturer, CURE Pharmaceutical Corporation.

R&D Expenses related to Escozine.

Over the last 24 months, the company has spent more than $533,000 on research and development related to Escozine as both a treatment of cancer and for COVID-19.

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

We believe this strategy provides greater shareholder value, enhances revenue potential, defrays upfront expenses and affords us the ability to raise capital.

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

Results of Operations

Summary of Key Results

Results of Operations for three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct-to-consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the three months ended June 30, 2021, the Company recognized $109,053 in net sales. For the three months ended June 30, 2020, the Company recognized $306,785 in net sales.

Expenses

Operating expenses for the three months ended June 30, 2021 was $2,652,855, including $112,675 in research and development costs, and $2,540,180 in selling, administrative, and other costs associated with operations.

Operating expenses for the three months ended June 30, 2020 was $2,313,231 including $166,662 in research and development costs, and $2,146,569 in selling, administrative and other costs associated with operations.

Other Income (Expense)

For the three months ended June 30, 2021, the Company recognized $(60,459) of net other expenses.

For the three months ended June 30, 2020, the Company recognized $199,514 of net other income.

Net Loss

Net loss for the three months ended June 30, 2021 was $2,641,090. Net loss for the three months ended June 30, 2020 was $1,865,657. No provision for income taxes for either period was recorded.

Results of Operations for six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct-to-consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the six months ended June 30, 2021, the Company recognized $427,860 in net sales. For the six months ended June 30, 2020, the Company recognized $657,134 in net sales.

Expenses

Operating expenses for the six months ended June 30, 2021 was $5,929,379. The Company incurred $301,554 in compensation and benefit costs, $243,500 in research and development costs, and $5,384,325 in selling, administrative and other costs associated with operations, including legal and professional fees of $415,974.

Operating expenses for the six months ended June 30, 2020 was $3,685,417. The Company incurred $787,353 in compensation and benefit costs, $244,537 in research and development costs, and $2,653,527 in administrative and other costs associated with operations, including legal and professional fees of $404,560.

Other Income (Expense)

For the six months ended June 30, 2021, the Company recognized $(160,221) of net other expenses.

For the six months ended June 30, 2020, the Company recognized $(115,984) of net other expenses.

Net Loss

Net loss for the six months ended June 30, 2021 was $5,725,737. Net loss for the six months ended June 30, 2020 was $3,224,902. No provision for income taxes for either period was recorded.

Liquidity

We have yet to establish any history of profitable operations. For the six months ended June 30, 2021, the Company incurred a net loss of $5,725,737 and used cash in operating activities of $2,460,312, and at June 30, 2021, the Company had a working capital deficiency of $3,805,494. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At June 30, 2021, the Company had cash on hand in the amount of $277,827. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021 that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered sales of equity securities subsequent to June 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit Number	Description

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 14, 2020)
10.13	Equity Purchase Agreement, dated as of April 9, 2020, by and between Quanta, Inc. and Oscaleta Partners LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on April 10, 2020)
10.14	Registration Rights Agreement, dated as of April 9, 2020, by and between Quanta, Inc. and Oscaleta Partners LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on April 10, 2020)
10.15	Promissory Note, dated as of April 9, 2020, issued by Quanta, Inc. in favor of Oscaleta Partners LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on April 10, 2020)
10.16	Brokerage Agreement, dated as of March 26, 2020, by and between Quanta, Inc. and Hanson Faso Sales & Marketing, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2020)
10.17	Form of Securities Purchase Agreement, dated as of April 27, 2020, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2020)
10.18	Form of Note dated as of April 27, 2020, issued by Quanta, Inc. in favor of the Holders Thereof (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2020)
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed along with this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA, INC

Dated: August 23, 2021	By:	/s/ Arthur Mikaelian
Arthur Mikaelian
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

