Form 10-Q
period 2021-09-30
QUANTA INC
filed 2021-11-22
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 19, 2021, the registrant had 214,733,156 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$22,262	$6,270
Accounts receivable	-	685
Inventories, net	73,748	19,220
Prepaid production cost	300,000	-
Deferred charges – related party	-	134,704
Total current assets	396,010	160,879

Equipment, net	187,061	200,523
Operating lease right-of-use asset, net	300,483	362,227
Deposits	16,883	16,883

Total assets	$900,437	$740,512

LIABILITIES . MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$590,448	$673,494
Advances	106,000	-
Notes payable (net of deferred finance charges of $53,667 and $74,817 at September 30, 2021 and December 31, 2020, respectively)	415,358	482,724
Convertible note payable (net of discount of $204,230 and $539,282 at September 30, 2021 and December 31, 2020, respectively)	2,018,564	1,074,814
Deferred revenue, license agreement	11,370	34,818
Operating lease liabilities, short-term	105,443	100,901
Lease settlement obligation	235,759	235,759
Total current liabilities	3,482,942	2,602,510

Long term liabilities
Notes payable, long term (net of deferred finance charge of $- and $32,556 at September 30, 2021 and December 31, 2020, respectively)	294,125	451,368
Operating lease liabilities, long-term	230,742	294,880
Total liabilities	4,007,809	3,348,758

Commitments and contingencies:
Mezzanine equity:
Series B preferred stock, $0.00001 par value, 9,000 shares authorized, 9,000 and -0- issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,522,198	-
Series C preferred stock, $0.00001 par value, 1,000 shares authorized, 1,000 and -0- issued and outstanding at September 30, 2021 and December 31, 2020, respectively	169,133	-

Total Mezzanine equity	1,691,331	-
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 2,500,000 issued and outstanding	2,500	2,500
Common stock, $0.001 par value; 3,000,000,000 shares authorized; 207,604,585 and 46,756,970 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	207,608	46,757
Shares to be issued (4,875,000 and 4,875,000 as of September 30, 2021 and December 31, 2020, respectively)	4,024,412	3,641,868
Additional paid-in capital	13,998,658	10,102,805
Accumulated deficit	(22,300,233)	(16,402,176)
Total Quanta, Inc. stockholders’ deficit	(4,067,055)	(2,608,246)
Noncontrolling interest in consolidated subsidiary	(731,648)	-
Total stockholders’ deficit	(4,798,703)	(2,608,246)

Total liabilities, mezzanine equity, and stockholders’ deficit	$900,437	$740,512

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Sales, net	$97,193	$315,174	$326,253	$972,308
Sales, related party	-	-	198,800	-
License revenue	7,816	8,526	23,448	26,349
Total revenue	105,009	323,700	548,501	998,657
Cost of goods sold	81,986	52,502	161,615	150,960
Gross profit	23,023	271,198	386,886	847,697

Operating expenses:
Research and development (includes $105,000 and $315,000 royalty to related party for the three months and nine months ended September 30, 2021, respectively, and $180,000 for the nine months ended September 30, 2020)	105,000	62,006	348,500	306,544
Selling, general, and administrative (includes $218,772 and $628,742 administrative to related party for the three months and nine months ended September 30, 2021, respectively)	912,632	1,210,363	6,598,511	4,651,018
Impairment of operating lease right of use asset	-	255,093	-	255,093
Total operating expenses	1,017,632	1,527,462	6,947,011	5,212,655
Loss from operations	(994,609)	(1,256,264)	(6,560,125)	(4,364,958)

Other income (expense):
Interest expense	(152,184)	(70,236)	(243,710)	(476,359)
Debt discount amortization	(77,777)	(116,566)	(146,472)	(395,789)
Change in fair value derivative	-	(181,913)	-	101,226
Loss on extinguishment of debt	-	(1,081,491)	-	(795,491)
Other income and expense, net	(229,961)	(1,450,206)	(390,182)	(1,566,413)

Net loss	(1,224,570)	(2,706,470)	(6,950,307)	(5,931,371)

Net loss attributable to noncontrolling interest	182,626	-	731,648	-

Net loss attributable to Quanta, Inc.	$(1,041,944)	$(2,706,470)	$(6,218,659)	$(5,931,371)

Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.11)
Weighted average common shares outstanding–basic and diluted	201,085,497	57,844,835	138,284,625	56,034,097

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three months ended September 30, 2021

	Series A
	Preferred Stock,		Common Stock		Additional	Shares		Non	Total
	par value $0.001		par value $0.001		Paid-in	To be	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance, June, 30 2021	2,500,000	$2,500	191,801,218	$191,805	$13,867,853	$3,939,659	$(21,258,289)	$(549,022)	$(3,805,494)

Fair value of shares for services	-	-	38,449	38	2,088	-	-	-	2,126
Fair value of vested restricted stock	-	-	-	-	-	84,753	-	-	84,753
Cancellation of previously recognized fair value of vested options	-	-	-	-	(92,000)	-	-	-	(92,000)
Shares issued for conversion of convertible notes	-	-	15,764,918	15,765	220,717	-	-	-	236,482
	.	.
Net loss	-	-	-	-	-	-	(1,041,944)	(182,626)	(1,224,570)
Balance September 30, 2021	2,500,000	$2,500	207,604,585	$207,608	$13,998,658	$4,024,412	$(22,300,233)	$(731,648)	$(4,798,703)

Nine Months Ended September 30, 2021

	Series A
	Preferred Stock,		Common Stock		Additional	Shares		Non	Total
	par value $0.001		par value $0.001		Paid-in	To be	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance December 31, 2020	2,500,000	$2,500	46,756,970	$46,757	$10,102,805	$3,641,868	$(16,402,176)	$-	$(2,608,246)

Adjustment for adoption of ASU 2020-6	-	-	-	-	(823,655)	-	320,602	-	(503,053)
Shares issued for cash	-	-	56,750,000	56,750	1,928,250	-	-	-	1,985,000
Fair value of shares for services	-	-	14,964,425	14,964	1,301,920	-	-	-	1,316,884
Fair value of vested restricted stock	-	-	-	-	-	382,544	-	-	382,544
Fair value of vested options	-	-	-	-	34,905	-	-	-	34,905
Shares issued for conversion of convertible notes	-	-	89,133,190	89,137	1,454,433	-	-	-	1,543,570

Net loss	-	-	-	-	-	-	(6,218,659)	(731,648)	(6,950,307)
Balance September 30, 2021	2,500,000	$2,500	207,604,585	$207,608	$13,998,658	$4,024,412	$(22,300,233)	$(731,648)	$(4,798,703)

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three months ended September 30, 2020

	Series A
	Preferred Stock,		Common Stock		Additional	Shares		Non	Total
	par value $0.001		par value $0.001		Paid-in	To be	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance June 30, 2020	2,500,000	$2,500	56,900,978	$56,901	$7,474,028	$3,115,763	$(11,462,649)	$-	$(813,457)

Fair value of shares for services	-	-	(500,117)	543	(161,572)	184,488	-	-	23,459
Fair value of vested options	-	-	-	-	67,732	-	-	-	67,732
Fair value of shares issued to employees and officer	-	-	-	-	52,220	-	-	-	52,220
Shares to be issued for cash	-	-	-	-	-	19,897	-	-	19,897
Beneficial conversion feature of issued convertible notes	-	-	-	-	1,277,677	-	-	-	1,277,677
Shares issued for conversion of convertible notes	-	-	3,955,747	3,956	207,876	-	-	-	211,832
Fair Value of shares issued for loan fees	-	-	422,522	380	16,609	-	-	-	16,989
	.	.
Net loss	-	-	-	-	-	-	(2,706,470)	-	(2,706,470)
Balance September 30, 2020	2,500,000	$2,500	60,779,130	$61,780	$8,934,570	$3,320,148	$(14,169,119)	$-	$(1,850,121)

Nine Months Ended September 30, 2020

	Series A
	Preferred Stock,		Common Stock		Additional	Shares		Non	Total
	par value $0.001		par value $0.001		Paid-in	To be	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance December 31, 2019	-	$-	49,087,255	$49,087	$5,619,733	$2,847,868	$(8,237,748)	$-	$278,940

Issuance of shares	-	-	5,018,519	5,000	499,995	(504,995)	-	-	-
Shares issued for cash	-	-	388,889	1,111	103,611	-	-	-	104,722
Fair value of shares for services	-	-	750,000	1,541	24,009	946,488	-	-	972,038
Fair value of vested options	-	-	-	-	248,648	-	-	-	248,648
Fair value of shares issued to employees and officer	-	-	451,198	-	104,474	-	-	-	104,474
Shares to be issued for cash	-	-	-	-	-	19,897	-	-	19,897
Fair value of preferred shares issued to officer	2,500,000	2,500	-	-	462,500	-	-	-	465,000
Beneficial conversion feature of issued convertible notes	-	-	-	-	1,568,677	-	-	-	1,568,677
Shares to be issued for conversion of convertible notes	-	-	3,955,747	3,956	207,876	-	-	-	211,832
Fair Value of shares issued for loan fees	-	-	1,127,522	1,085	95,047	10,890	-	-	107,022
	.	.
Net loss	-	-	-	-	-	-	(5,931,371)	-	(5,931,371)
Balance September 30, 2020	2,500,000	$2,500	60,779,130	$61,780	$8,934,570	$3,320,148	$(14,169,119)	$-	$(1,850,121)

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(6,950,307)	$(5,931,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,752	161,707
Fair value of shares issued for services	1,316,884	1,068,045
Fair value of vested options	34,905	249,619
Fair value of vested restricted shares	382,544	-
Fair value of mezzanine equity Series B and Series C preferred shares issued for services	1,691,331	-
Fair value of preferred shares issued to officer	-	465,000
Fair value of shares issued to employees and officer	-	106,214
Amortization of convertible note discount	125,322	395,789
Amortization of note payable discount	21,150	-
Amortization of right-of-use asset	61,744	106,863
Impairment of operating lease right-of-use asset	-	255,093
Deferred finance charges	167,738	-
Fee notes issued	-	60,000
Accretion of premium	113,294	225,686
Change in fair value of derivative	-	(101,226)
Loss on extinguishment of debt	-	795,491
Net gain on settlement of accounts payable and accrued expenses	-	(16,770)
Changes in operating assets and liabilities:
Accounts receivable	685	22,143
Accounts receivable, related party	(129,300)	-
Bad debt expense	79,600	-
Allowance for doubtful accounts	49,700	-
Deferred expenses, related party	134,704	-
Inventories	(54,528)	(34,793)
Prepaid production costs	(300,000)	7,500
Accounts payable and accrued liabilities	(38,088)	387,295
Advances	106,000	-
Deferred revenue	(23,448)	(25,578)
Operating lease liabilities	(59,596)	-
Net cash used in operating activities	(3,216,914)	(1,803,293)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(39,290)	(80,272)
Net cash used in investment activities	(39,290)	(80,272)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	1,985,000	124,371
Proceeds from convertibles notes payable	1,532,955	712,000
Proceeds from notes payable	-	378,285
Proceeds from shares to be issued	-	50,000
Proceeds from revenue sharing loan	-	250,000
Proceeds from PPP and EIDL loans	-	294,125
Principal payments of notes payable	(245,759)	(65,377)
Principal payments of convertible notes payable	-	(282,000)
Net cash provided by financing activities	3,272,196	1,461,404

Increase (decrease) in cash	15,992	(422,161)
Cash and cash equivalents, beginning of period	6,270	433,099
Cash and cash equivalents, end of period	$22,262	$10,938

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	59,749	17,930

Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	503,053	-
Common shares issued for conversion of convertible notes and accrued interest	1,543,570	211,832
Fees paid through conversion of notes	69,527	-
Recognition of beneficial conversion feature of issued convertible notes payable	-	1,277,677
Derivative liabilities allocated to convertible note discount	-	153,000
Recognition of operating lease right-of-use asset and operating lease liabilities	$-	$431,402

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quanta, Inc. (the “Company”) is an applied science company focused on increasing energy levels in plant matter to increase performance within the human body. The Company’s operations are based in Burbank, California.

Basis of presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months and nine months ended September 30, 2021, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 15, 2021. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The consolidated financial statements include the accounts of Quanta Inc, and its 51% owned subsidiary, Medolife Rx, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2021, the Company incurred a net loss of $6,950,307 and used cash in operating activities of $3,216,914, and at September 30, 2021, the Company had a stockholders’ deficit of $4,798,703. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2021, the Company had cash on hand in the amount of $22,262. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Use of estimates

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

Prepaid production costs

In February 2021, the Company’s subsidiary Medolife Rx entered into a collaboration and joint development agreement with a company (the “Agent) for Medolife to produce some of its products in the Agent’s facility. Medolife Rx agreed to pay the Agent $300,000 for the right to use the Agents production facility for a term of five years. Medolife Rx will also pay a production fee, as defined, to the Agent for any production. The Company determined that there is no distinct asset that it is purchasing from the Agent and will record amortization of the prepaid fee ratably over the life of the contract. As of September 30, 2021, the Company had paid the Agent the entire fee.

Advertising costs

Advertising costs are expensed as incurred. During the nine months ended September 30, 2021 and September 30, 2020, advertising costs totaled $659,626 and $61,284, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the nine months ended September 30, 2021 and September 30, 2020, research and development costs totaled $348,500 and $306,544, respectively and includes salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

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

For the nine months ended September 30, 2021 and 2020, the dilutive impact of common stock equivalents, e.g. stock options, warrants and convertible notes payable have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive.

As of September 30, 2021, convertible notes of $2,018,564 and accrued interest are convertible into 124,116,500 shares of common stock. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of September 30, 2021 and 2020, potentially dilutive securities consisted of the following:

	September 30, 2021	September 30, 2020
Stock options	775,000	2,732,261
Unvested restricted shares	1,375,000	4,500,000
Convertible notes payable	124,116,500	61,171,291
Total	126,266,500	68,403,552

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

As of September 30, 2021 and December 31, 2020, the Company did not have any Level 2 liabilities comprised of the fair value of embedded derivative liabilities.

Concentrations of risks

For the nine months ended September 30, 2021, one customer accounted for 36% of revenue. For the nine months ended September 30, 2020, one customer accounted for 15% or more of revenue. As of September 30, 2020, one customer accounted for 17% of accounts receivable. No other customer accounted for 10% or more of revenue or accounts receivable.

As of September 30, 2021, two vendors accounted for 82% of accounts payable and no other vendor accounted for 10% or more of accounts payable. As of September 30, 2020, four vendors accounted for 11%, 17%, 14% and 14%, respectively of accounts payable. No other vendor accounted for 10% or more of accounts payable

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits that are insured by the Federal Deposit Insurance Corporation, or FDIC. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company has not experienced any losses in its cash and believes it is not exposed to any significant credit risk.

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

NOTE 2 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves, consisted of the following:

	September 30, 2021	December 31, 2020

Raw materials and packaging	$32,333	$3,144
Finished goods	41,415	16,076
	$73,748	$19,220

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at September 30, 2021 and December 31, 2020 was $73,125 and $9,125, respectively.

NOTE 3 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2021	December 31, 2020

Equipment	$704,772	$704,772
Equipment under construction	75,259	35,969
	780,031	740,741
Less accumulated depreciation	(592,970)	(540,218)
	$187,061	$200,523

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $52,752 and $161,707, respectively. As of September 30, 2021, the equipment under construction is approximately 70% complete, and is expected to be completed and placed into service during the year ended December 31, 2021. Equipment under construction is depreciated only after the asset is placed in service

NOTE 4 - OPERATING LEASE

At September 30, 2021, the Company has one operating lease for its headquarters office space in Burbank. The lease commenced on January 1, 2020, and has a term for 5 years, with annual fixed rental payments ranging from $90,000 to $101,296. At September 30, 2021, the balance of the lease’s right of use asset and corresponding lease liability were $300,483 and $336,185, respectively. At September 30, 2021, the Company is also obligated under a lease that was abandoned in December 2020. The total due to the lessor for the abandoned lease space is $235,759 and is recorded as lease settlement obligation at September 30, 2021.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine months ended September 30, 2021

Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$95,586

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2021	$93,165
Weighted average remaining lease term – operating leases (in years)	2.50
Average discount rate – operating leases	4%

At September 30, 2021
Operating leases
Long-term right-of-use assets	$300,483

Short-term operating lease liabilities	$105,443
Long-term operating lease liabilities	230,742
Total operating lease liabilities	$336,185

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021(remainder of year)	26,286
2022	95,481
2023	98,345
2024	139,767
Total lease payments	359,879
Less: Imputed interest	(23,694)
Present value of lease liabilities	336,185

Less current portion	(105,443)
Operating lease liabilities, long-term	$230,742

Lease expense was $95,586 and $171,333 during the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5 – NOTES PAYABLE

	September 30, 2021	December 31, 2020

(a) Notes payable secured by equipment	$212,875	$438,634
(b) Note payable, secured by assets-in default	13,350	33,350
(c) Note payable, Payroll Protection Program	134,125	134,125
(d) Note payable, Economic Injury Disaster Loan	160,000	160,000
(e) Revenue sharing agreement	242,800	242,800
Total notes payable outstanding	763,150	1,008,909
Debt discount	(53,667)	(74,817)
Notes payable, net of discount	709,483	934,092
Less: Current portion	415,358	482,724

Long term portion	$294,125	$451,368

(a)

In April 2020 and May 2020, the Company entered into two financing agreements aggregating $505,646. The notes have a stated interest rate of 10.9%. The notes were issued at a discount including fees for underwriting, legal and administrative costs along with deferred financing costs. The deferred financing costs are being amortized over the terms of the notes. The notes are secured by the Company’s equipment, and require monthly payments of principal and interest of $21,000, and mature in April 2022 and May 2022. At December 31, 2020, the balance due on these notes was $438,634. During the nine months ended September 30, 2021, the Company made principal payments of $225,759 and at September 30, 2021, the balance due on these notes was $212,875. At September 30, 2021 and December 31, 2020, the unamortized discount related to deferred financing charges on these agreements was $53,667 and $74,817, respectively.

(b)	Note payable, interest at 8.3% per annum, secured by all the assets of the Company. The note was due January 13, 2019. The note was due January 13, 2019. The note holder waived the default through December 31, 2020, and it is currently in default and the Company is in discussion with the note holder to extend the balance. During the nine months ended September 30, 2021, the Company made principal payments of $20,000 and at September 30, 2021, the balance due on this note was $13,350.

(c)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Bank of America in the aggregate amount of $134,125, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 4, 2020, matures on May 4, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan and has submitted its application for forgiveness as of September 30, 2021.

(d)	On September 5, 2020, the Company received a $160,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months, and commence in June 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of September 30, 2021.

(e)	Between July 7, 2020, and July 29, 2020, the Company issued notes payable to third-party investors totaling $250,000, of which $7,200 was repaid in 2020. Under the terms of the notes, the Company is to pay 50% of the net revenues beginning on August 21, 2020, for a product to be designed and produced by the Company. The product has not been produced and therefore no payments have been made to date. The Company has received a notice of default and demand for payment from three note holders (owed approximately $146,000). The Company has retained counsel who is in discussion with the note holders.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2021	December 31, 2020
Unsecured
(a) Convertible notes with fixed discount percentage conversion prices	$264,500	$180,200
Put premiums on stock settled debt	113,294	127,866

(b) Convertible notes with fixed conversion prices	1,845,000	936,944
Default penalty principal added	-	369,086
Total convertible notes principal outstanding	2,222,794	1,614,096
Debt discount	(204,230)	(539,282)

Convertible notes, net of discount and premium	$2,018,564	$1,074,814
Less; Current portion	2,018,564	1,074,814
Long-term portion	$-	$-

(a)	At December 31, 2020, the balance due on convertible notes with fixed discount percentage conversion prices was $180,200, with related put premium of $117,866. During the nine months ended September 30, 2021, the Company issued three convertible notes with fixed discount percentage conversion prices aggregating $264,500. At the option of the holders, the notes were convertible into shares of the Company’s common stock at a price per share discount of 25% to 35% of the lowest bid price of the Company’s common stock within twenty-five days prior to conversion. The notes were treated as stock settled debt under ASC 480-Distinguishing Liabilities from Equity, and a put premium of $113,294 was recognized and charged to interest expense when the notes were recorded in 2021. Also during the nine months ended September 30, 2021, note holders converted $180,200 principal and accrued interest of $18,266 (total of $198,466) into 7,492,676 shares of the Company’s common stock. Upon conversion the related put premiums of $127,866 associated with these notes were reclassified to additional paid-in capital. As of September 30, 2021, the balance due on convertible notes with fixed discount percentage conversion prices was $264,500, and the related put premium was $113,294.

(b)

As of December 31, 2020, the balance due on convertible notes with fixed conversion prices was $1,306,030 (including default penalties of $369,086). During the nine months ended September 30, 2021, the Company issued nine convertible notes with fixed conversion prices aggregating $1,565,000. In addition, convertible notes with fixed conversion prices totaling $1,030,345 of principal and $43,349 of accrued interest (total of $1,073,694) were converted into 81,640,514 shares of the Company’s common stock. At September 30, 2021, the balance of the due on convertible notes with fixed conversion prices was $1,845,000. The notes are unsecured, convertible into common stock at prices ranging from $0.015 per share to $0.04 per share, bear interest at 4% to 10% per annum, and mature through September 14, 2022.

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

The debt discounts related to fees and OID are amortized over the life of the related notes or are amortized in full upon the conversion of the corresponding note to common stock. During the nine months ended September 30, 2021, debt discounts of $295,600 were added related to the twelve convertible notes issued above, and amortization of $146,472 was recorded. At September 30, 2021, the net unamortized balance of other debt discounts was $204,230.

On May 4, 2021 (“Effective Date”), the Company entered into a securities purchase agreement (the “SPA”) with Clifton Royale Apartments, LLC (the “Investor”) pursuant to which the Company issued a 4% unsecured convertible promissory note (the “Note”) in the principal amount of $80,000. On this date, the Company received proceeds of $80,000.

The maturity date of the Note was November 4, 2021. The Note bears interest at a rate of four percent (4%) per annum, which interest shall be paid by the Company to the Investor in Common Stock at any time the Investor sends a notice of conversion to the Company. The Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Investor Note into Common Stock, at any time, at a fixed conversion price for each share of Common Stock equal to $0.01 (as defined in the Note) of the Common Stock as reported on the OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable Effective Date; or (ii) the conversion date. The Company also issued a common stock purchase warrant for 15,000,000 shares (the “Warrant”).

NOTE 7 – MEZZANINE EQUITY

The Company has determined that its shares of the Series B and Series C convertible preferred stock are conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders; accordingly the Series B and Series C convertible preferred stock are classified as “mezzanine equity” (temporary equity), between liabilities and stockholders’ deficit. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. The shares as valued have been classified as mezzanine equity and presented as such on the consolidated balance sheet at September 30, 2021 as single line items due to the immaterial par value. The mezzanine equity value is not included in shareholders’ deficit.

Series B Convertible Preferred Stock

The terms of the Certificate of Designation of the Series B Convertible Preferred Stock, which was filed with the State of Nevada on January 12, 2021, state that the shares of Series B Convertible Preferred Stock are convertible into fifty-four percent (54%) of the issued and outstanding shares of the Company’s common stock on a fully converted basis. Each share of Series B Preferred Stock shall be convertible into 6,750 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series B Preferred Stock. Anti-dilution terms of the preferred may change the conversion ratio. Each holder of the Series B Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy. Additionally, the shareholders are entitled to liquidation benefits including a cash payout, the liquidation terms include sales and mergers affection a change in control.

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock, which, were issued to Dr. Arthur Mikaelian upon closing on January 14, 2021. The shares issued to Dr. Mikaelian on January 14, 2021 were valued based on the conversion number of common shares at the market price on the date of issuance. Due fact that there Medolife Rx, Inc. was a start-up venture with no net asset value the value associated with the shares of $1,522,198 was charged to compensation expense during the nine months ended September 30, 2021.

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

On January 14, 2021, the Board of Directors of the Company approved the issuance of all 1,000 authorized shares of Series C Convertible Preferred Stock. 500 shares of Series C Preferred Stock were issued to Trillium Partners LP, and 500 shares of Series C Preferred Stock were issued to Sagittarii Holdings, Inc. The shares issued to Trillium and Sagittarii were valued at $169,133 based on the conversion number of common shares at the market price on the date of issuance, and were charged to expense for services during the nine months ended September 30, 2021.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

Common stock issued for cash

During the nine months ended September 30, 2021, the Company issued 44,750,000 shares of common stock under a Form S-1 then in effect at a price of $0.04 per share. Also during the nine months ended September 30, 2021, the Company issued 12,000,000 shares of common stock in a private placement of shares at a price of $0.015 to $0.02 per share. Total proceeds of $1,985,000 in cash was received.

During the nine months ended September 30, 2020, the Company issued 407,408 shares of common stock in a private placement of shares at a price of $0.26 per share for total proceeds of $124,371.

Common stock issued for services

During the nine months ended September 30, 2021, the Company issued 13,964,425 shares of common stock to service vendors with a fair value of $1,246,934, and 1,000,000 shares of common stock to employees and officers of the Company with a fair value of $69,950. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense.

During the nine months ended September 30, 2020, the Company issued 451,198 shares of common stock to service vendors with a fair value of $104,474. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense.

During the nine months ended September 30, 2020, the Company issued 750,000 shares of common stock to consultants and convertible note holders for services with a fair value of $209,495. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense.

During the nine months ended September 30, 2020, the Company issued 1,127,522 shares of common stock to convertible note holders for fees with a fair value of $107,022. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and was recorded as debt discount to be amortized over the term of the related convertible notes payable.

Preferred Stock

On April 14, 2020, the Company issued 2,500,000 shares of newly created class of preferred stock, Series A Preferred Stock to the Company’s Chief Executive Officer in a private placement transaction. The fair value of the Series A Preferred shares was determined to be $465,000 and was recorded as a stock compensation expense in selling, general and administrative expense during the nine months ended September 30, 2020. The Company determined the fair value of the Series A Preferred shares by obtaining an independent valuation of the fair value of the Company’s Series A Preferred shares.

Restricted common stock

In 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to Arthur Mikaelian. 1,000,000 shares vested immediately, and the balance of 7,000,000 shares vest 625,000 shares per quarter over 2.8 years. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the nine months ended September 30, 2021 and 2020, total share-based expense recognized related to vested restricted shares totaled $382,544 and $762,543, respectively. At September 30, 2021, there was $48,867 of unvested compensation related to these awards that will be amortized over a remaining vesting period of approximately six months thru March 2022.

The following table summarizes restricted common stock activity for the nine months ended September 30, 2021:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2020	3,250,000	431,411
Granted	-	-
Vested	(1,875,000)	(382,544)
Forfeited	-	-
Non-vested shares, September 30, 2021	1,375,000	$48,867

As of September 30, 2021, no shares have been issued and 4,875,000 vested shares are included in shares to be issued on the accompanying statement of stockholders’ deficit.

Common stock issued in conversion of convertible notes payable

During the nine months ended September 30, 2021, the Company issued 89,133,190 shares of common stock to holders of convertible notes upon the conversion of convertible notes payable and accrued interest valued at $1,543,570.

Stock Options

During the nine months ended September 30, 2021 and 2020, the Company recognized $34,905 and $248,648, respectively, of compensation expense relating to vested stock options.

During the nine months ended September 30, 2021, the Company did not issue any options. In April 2020, the Company issued options exercisable into 300,000 shares of common stock which vested immediately. The options have an exercise price of $0.14 per share, and expire in 10 years. The total fair value of these options at grant date was approximately $30,000, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price $0.14 per share, expected term ranging from five years, volatility 236%, dividend rate of 0% and risk-fee interest rate of 0.17%.

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

As of September 30, 2021, the amount of unvested compensation related to stock options was approximately $22,000 which will be recorded as an expense in future periods as the options vest.

A summary of stock option activity during the nine months ended September 30, 2021:

	Number of options	Weighted Average Exercise Price	Contractual Life in Years
Options Outstanding as of December 31, 2020	4,130,000	0.10	6.0
Granted	-	-	-
Exercised	(350,000)	-	-
Forfeited	(3,005,000)	-	-
Options Outstanding as of September 30, 2021	775,000	0.10	5.5
Options Exercisable as of September 30, 2021	775,000	$0.10	5.5

At September 30, 2021, the options outstanding had no intrinsic value.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

The Company has an agreement with Mr. Mikaelian in consideration of the Company’s exclusive use of patented technology developed by Mr. Mikaelian. Pursuant to the agreement, as amended, the Company shall pay a royalty of 25% of all the net income from the sale of licensed products, as defined with a minimum royalty of $35,000 per month payable in cash or common stock of the Company. During the nine months ended September 30, 2021 and 2020, the Company recognized royalty expenses of $315,000 and $180,000, respectively.

During the nine months ended September 30, 2021, the Company recorded revenue of $198,800 from a company controlled by a family member of the Company’s CEO. At September 30, 2021, the related accounts receivable balance of $198,800 had been fully reserved, and the net amount due from the related party was zero.

During the nine months ended September 30, 2021, the Company recorded administrative expenses of $628,742 to a company controlled by Mr. Mikaelian.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

COVID-19

During the nine months ended September 30, 2021, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. The Company monitors guidance from federal, state, and local public health authorities, and has implemented health and safety precautions and protocols in response to these guidelines. The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify at this time.

Contingencies include obligations for lease agreements, including an abandoned lease space, along with the Company current lease for its headquarters office (see Note 4).

NOTE 11 – SUBSEQUENT EVENTS

Common Stock Issued

Subsequent to September 30, 2021, the Company issued a total of 7,128,571 shares of common stock to convertible note holders in exchange for the conversion of convertible notes payable and accrued interest.

On November 12, 2021 (“Effective Date”), the Company entered into a securities purchase agreement (the “SPA”) with Trillium Partners LP (the “Investor”) pursuant to which the Company issued a 12% unsecured convertible promissory note (the “Note”) in the principal amount of $82,500. On this date, the Company received proceeds of $75,000.

The maturity date of the Note was November 12, 2022. The Note bears interest at a rate of twelve percent (12%) per annum, which interest shall be paid by the Company to the Investor in Common Stock at any time the Investor sends a notice of conversion to the Company. The Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Investor Note into Common Stock, at any time, at a fixed conversion price for each share of Common Stock equal to $0.01 (as defined in the Note) of the Common Stock as reported on the OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable Effective Date; or (ii) the conversion date. The Company also issued a common stock purchase warrant for 8,250,000 shares (the “Warrant”).

The Company initially reserved 30,000,000 of its authorized and unissued Common Stock (the “Reserved Amount”), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion and exercise of the Investor Note and Warrant. Upon full conversion of the Investor Note and exercise of the Warrant, any shares remaining in such reserve will be cancelled.

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

Quanta, which entered the CBD pain-relief rub market (“Muscle Rub”), is only the first in a series of paradigm shift products to emerge from our labs. At the heart of its well-documented effectiveness is our proprietary “polarization” process, which uses electromagnetic force to markedly enhance bioactivity at the molecular level—a polarized active ingredient is more soluble and creates stronger bonds with the body’s receptors providing higher bioavailability. The company believes this natural solution has nearly limitless applications in the world of plant-based consumer products.

In early 2020, the company was preparing to apply to the FDA to initiate the approval process for Escozine as an orphan drug for pancreatic cancer. The Weinberg Group was hired as our regulatory compliance consultants for the FDA application and guidelines.

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

In August of 2020, Medolife initiated clinical studies at the Cruz Jiminian Clinic (Clinica Cruz Jiminian) in Santo Domingo, Dominican Republic, which is a clinic with a license allowing them to treat COVID-19 patients. The study included 450 COVID-19 patients. The observation contained more female than male patients, with 252 female and 198 male participants. Out of 450 participants, there was an even spread among the age groups, with a higher number in the 41-to-50-year-old group.

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

Palliative

●	COVID-19 positive patients report a dramatic decrease of symptoms within 2-4 days of Escozine treatments. The World Health Organization Quality of Life (“WHOQOL”) Bref quality of life questionnaire by the World Health Organization (WHO) was used since July 2020 to evaluating symptoms in patients, including:

○	Shortness of breath
○	Pain
○	Fatigue
○	Headache
○	Loss of taste
○	Fever
○	Loss of smell (anosmia)

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

ADDITIONAL FINDINGS.

During the clinical study, Medolife observed that Escozine prevents Acute Kidney Injury (AKI) caused by COVID-19:

●	During the clinical study, no deaths occurred.
●	40% of the monitored COVID-19 patients who were administered Escozine, had serum creatinine that was higher than normal, indicating AKI before Escozine administration.
●	After Escozine administration, most of the patient’s creatinine concentrations dropped or did not change.
●	Overall, the frequency of patients that developed normal creatinine levels after Escozine administration was statistically significant (p<0.05).

Medolife has received a new reply from the FDA on their latest submission of requested data. In the reply, the FDA:

●	Stated that they acknowledge the Company’s clinical trial as an informal proof-of-concept study
●	Laid out very specific guidelines for the next steps required by the regulatory body in order to garner approval for Escozine as a treatment for COVID-19, in which the FDA requested:

○	Pharmacokinetic (PK) study, which Medolife has initiated in the United Kingdom.
○	DNA toxicology study, for which Medolife is negotiating with a GLP certified laboratory in the United States.
○	Additional Chemistry, Manufacturing and Controls (CMC) data from Medolife’s contract manufacturer, CURE Pharmaceutical Corporation.

R&D Expenses related to Escozine.

Over the last 24 months, the company has spent more than $533,000 on research and development related to Escozine as both a treatment of cancer and for COVID-19.

Quanta Basics

Quanta, Inc. (“Quanta”) is a cutting-edge technology platform whose patented, proprietary technology harnesses advances in quantum biology that can increase the potency of various ingredients. Currently, Quanta supports product formulations in pain management, anti-inflammation, skincare, agriculture, nutritional supplements, and plant-based consumables. Ultimately, Quanta’s mission is to deliver better, more effective ingredients to elevate product efficacy, reduce waste and facilitate healthier, more sustainable consumption.

The established resonance theory behind Quanta’s polarization process has many potential applications. Quanta believes this technology has the opportunity to upend how commercial products are made and the benefits from them. Already we see multi-trillion-dollar global industries benefiting from Quanta’s technology.

Our proof of concept, Quanta’s market-leading CBD pain-relief rub (“Muscle Rub”), is only the first in a series of paradigm shift products to emerge from our labs. At the heart of its well-documented effectiveness is our proprietary “polarization” process, which uses electromagnetic force to markedly enhance bioactivity at the molecular level—a polarized ingredient is more soluble and creates stronger bonds with the body’s receptors.

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

Over the last two years, we have developed and sold products largely to the medical and wellness industries, along with some consumer retail. This effort was designed to drive revenue and to prove the concept of our model: that polarizing a single ingredient can produce a demonstrably superior product that consumers find safe and effective (establish consumer appetite).

Discovery Synopsys

Using our product development process and business-to-business and direct-to-consumer sales approaches as a benchmark for future business, we developed the Quanta business model. The company believes that its technology unique ability to strengthen ingredients renders them more potent without added chemicals or penetrating cells means Quanta is in a first-of-its-kind position in the market. As the world’s first company focused on Quantum Biology we sit in a strong, but unique position in the market.

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

Simultaneously these partnerships can allow Quanta:

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

With our licensing capabilities, Quanta believes this technology can render better, more efficacious products that cost less to create but command a higher purchase value because of polarized ingredients. This, in turn, allows companies to diversify their catalog of products while simultaneously providing them with a distinguished advantage. More efficacious ingredients.

Government Regulation

We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward. There are no regulatory notifications or actions pending.

Results of Operations

Summary of Key Results

Results of Operations for three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct-to-consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the three months ended September 30, 2021, the Company recognized $97,193 in net sales. For the three months ended September 30, 2020, the Company recognized $315,174 in net sales.

Expenses

Operating expenses for the three months ended September 30, 2021 was $1,017,632, including $105,000 in research and development costs, and $912,632 in selling, administrative, and other costs associated with operations.

Operating expenses for the three months ended September 30, 2020 was $1,527,462 including $62,006 in research and development costs, $1,210,1363 in selling, administrative and other costs associated with operations and $255,093 in impairment of operating lease right of use asset.

Other Income (Expense)

For the three months ended September 30, 2021, the Company recognized $(229,961) of net other expenses.

For the three months ended September 30, 2020, the Company recognized $(1,450,206) of net other income.

Net Loss

Net loss for the three months ended September 30, 2021 was $1,224,570. Net loss for the three months ended September 30, 2020 was $2,706,470. No provision for income taxes for either period was recorded.

Results of Operations for nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct-to-consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the nine months ended September 30, 2021, the Company recognized $525,053 in net sales. For the nine months ended September 30, 2020, the Company recognized $972,308 in net sales.

Expenses

Operating expenses for the nine months ended September 30, 2021 was $6,947,011. The Company incurred $348,500 in research and development costs, and $6,598,511 in selling, administrative and other costs associated with operations, including legal and professional fees of $570,067 and $506,476 in compensation and benefit costs.

Operating expenses for the nine months ended September 30, 2020 was $5,212,655. The Company incurred $306,544 in research and development costs, $4,651,018 in administrative and other costs associated with operations, including legal and professional fees of $776,821 and $1,157,657 in compensation and benefit costs, and $255,093 in impairment of operating lease right of use asset.

Other Income (Expense)

For the nine months ended September 30, 2021, the Company recognized $(390,182) of net other expenses.

For the nine months ended September 30, 2020, the Company recognized $(1,566,413) of net other expenses.

Net Loss

Net loss for the nine months ended September 30, 2021 was $6,950,307. Net loss for the nine months ended September 30, 2020 was $5,931,371. No provision for income taxes for either period was recorded.

Liquidity

We have yet to establish any history of profitable operations. For the nine months ended September 30, 2021, the Company incurred a net loss of $6,950,307 and used cash in operating activities of $3,216,914, and at September 30, 2021, the Company had a working capital deficiency of $3,086,932. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At September 30, 2021, the Company had cash on hand in the amount of $22,262. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2021 that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. On August 5, 2021, the Company received notice the Securities and Exchange Commission had commenced on investigation related to the Company and affiliated persons and entities. The Company is cooperating with the Commission. We are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

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

No unregistered sales of equity securities subsequent to September 30, 2021.

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

QUANTA, INC

Dated: November 22, 2021	By:	/s/ Arthur Mikaelian
Arthur Mikaelian
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

