Form 10-Q/A
period 2021-09-30
QUANTA INC
filed 2021-11-23
CIK 1691430

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

Quanta, which entered the CBD pain-relief rub market (“Muscle Rub”), is the first in a series of products to emerge from our labs. At the heart of its well-documented effectiveness is our proprietary “polarization” process, which uses electromagnetic force to markedly enhance bioactivity at the molecular level—a polarized ingredient creates stronger bonds with the body’s receptors providing higher bioavailability. The company believes this natural solution has nearly limitless applications in the world of plant-based consumer products.

In early 2020, the company was preparing to apply to the FDA to initiate the approval process for Escozine as an orphan drug for pancreatic cancer. The Weinberg Group was hired as our regulatory compliance consultants for the FDA application and guidelines.

As the COVID-19 pandemic spread during the Spring of 2020, Medolife studied the scorpion venom peptide as a potential COVID-19 drug treatment and began confirming its antiviral properties. The company applied to the FDA as a Pre-Investigational New Drug (PIND), which opened PIND #150335. For PIND Submission and Clinical Trial Strategy in the United States and the Dominican Republic, Medolife has contracted Affinity Bio Partners as a consulting firm on FDA regulatory matters.

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

QUANTA, INC

Dated: November 23, 2021	By:	/s/ Arthur Mikaelian
Arthur Mikaelian
Chairman, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

