Form 10-K
period 2021-12-31
QUANTA INC
filed 2022-04-15
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter was $1,870,318.

As of April 11, 2022, the registrant had 406,590,858 shares of Common Stock outstanding.

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

In 2007, Medolife began its venom-to-drug research and development concept. In 2008, Medolife identified the Rhopalurus princeps scorpion species, which are endemic to the Dominican Republic, as a possible candidate. The company entered into an agreement with the local Ministry of Environment and Natural Resources to investigate the anticancer properties of scorpion venom peptides. The Company’s research confirmed the anticancer properties of the peptide. In 2010, Medolife registered its product, Escozine, in the Dominican Republic due to the prime material and preliminary studies originating from Dominican Republic. Escozine was registered under Sanitary Registry Number PN2010-0244 as an anti-tumoral alternative medicine in the Dominican Republic, which allowed the company to perform clinical studies and observations in the country.

Quanta Muscle Rubs, which entered the CBD pain-relief rub market (“Muscle Rub”), is the first in a series of products to emerge from the company’s labs. At the heart of its well-documented effectiveness is the proprietary “polarization” process, which uses electromagnetic force to markedly enhance bioactivity at the molecular level. A polarized ingredient creates stronger bonds with the body’s receptors providing higher bioavailability. The company believes this natural solution has nearly limitless applications in the world of plant-based consumer products.

In early 2020, Medolife was preparing to apply to the FDA to initiate the approval process for Escozine as an orphan drug for pancreatic cancer. The Weinberg Group was hired as Medolife’s regulatory compliance consultants for the FDA application and guidelines.

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

In July of 2021, the company rebranded its line of Quanta CBD-based products to AELIA (pronounced: ay-lee-ah). The company is expanding its line of CBD-based products with new topical muscle relief and cosmetics formulas.

On July 23, 2021, the company submitted a name and symbol change application to FINRA. The company is in the process of changing its name from Quanta to Medolife Rx Holdings.

The company is currently listed as Medolife Rx Holdings, Inc. with the Secretary of State of Nevada.

Overview

Medolife Rx, Inc. is a global biotechnology company with operations in clinical research, manufacturing, and consumer products. Medolife Rx was created through the merger of Medolife, a private company founded by Dr. Arthur Mikaelian, who pioneered the unlaying polarization technology, and Quanta, Inc., a direct-to-consumer wellness product portfolio company. The Company’s lead clinical development programs include Escozine®, a proprietary formulation consisting of small molecule peptides derived from Rhopalurus princeps scorpions, which is amplified by the Company’s polarization technology and is being researched as a treatment of various indications, including COVID-19 and cancer. The Company intends to pursue product registration and drug approval in multiple countries.

With its line of AELIA brand products, Medolife manufactures and distributes consumer wellness products in areas such as pain relief, beauty, and general wellness. AELIA products are designed using Dr. Mikaelian’s polarization technology, which applies advances in quantum biology to increase the potency of active ingredients. Ultimately, Medolife’s mission is to deliver better, more effective ingredients to elevate product efficacy, reduce waste, and facilitate healthier, more sustainable consumption.

Beyond its own clinical and consumer applications, the polarization technology used by Medolife and its subsidiaries has many potential applications. From potentiating bio-ingredients, to producing more-effective carbon-trapping plants, to transformative anti-aging solutions, Medolife could have the opportunity to upend how commercial and pharmaceutical products are made and increase their benefits, while decreasing their chemical concentration.

Quanta Basics

Quanta and its subsidiary Medolife are cutting-edge technology platform whose patented, proprietary technology harnesses advances in quantum biology to increase the potency of active ingredients. Currently, the company supports product formulations in cancer and COVID-19 treatments, as well as pain management, anti-inflammation, skincare, agriculture, nutritional supplements, and plant-based consumables. Ultimately, the company’s mission is to deliver better, more effective ingredients to elevate product efficacy, reduce waste and facilitate healthier, more sustainable consumption.

The established resonance theory behind the company’s polarization process has many potential applications. From potentiating bio-ingredients to produce more-effective carbon-trapping plants to transformative anti-aging solutions the company’s technology has the opportunity to upend how commercial products are made and the benefits from them. Already we see multi-trillion-dollar global industries benefiting from the company’s technology.

Our proof of concept, the company’s market-leading CBD pain-relief rub (“Muscle Rub”), is only the first in a series of paradigm shift products to emerge from our labs. At the heart of its well-documented effectiveness is our proprietary “polarization” process, which uses electromagnetic force to markedly enhance bioactivity at the molecular level—a polarized active ingredient is more soluble and creates stronger bonds with the body’s receptors. This allows us to enhance ingredients so they work faster and more powerfully without the use of chemical by-products or cellular penetration. the company believes this natural solution has nearly limitless applications in the world of plant-based consumer products.

the company is involved in ambitious projects that we believe will reshape the next wave of climate science, sustainability, nutrition, and more. Having harnessed the technology of the future, the company is dedicated to bringing tomorrow’s health and wellness solutions to the billions in need today.

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

On April 30, 2021, the Company was served with an Entry of Default pursuant to two Product Loan Agreements executed between the Company and individuals Jason Brooks and Bruce Hofert, respectively, on July 9, 2020.

On June 30, 2021, the Company has been summoned by the Iowa District Court for Sioux County, pursuant to a Product Loan Agreement executed between the Company and B&L Investments, LLC, on July 7, 2020.

On August 5, 2021, the Company received notice the Securities and Exchange Commission had commenced an investigation related to the Company and affiliated persons and entities. The Company is cooperating with the Commission.

We are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

On August 16, 2018 the Company changed its stock symbol to “QNTA.” The following table lists the high and low bid information for our common stock as quoted on the OTC Markets for the fiscal year ended December 31, 2021 and 2020. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2020	High	Low
Fourth Quarter	$0.12	$0.02
Third Quarter	$0.17	$0.03
Second Quarter	$0.20	$0.02
First Quarter	$0.32	$0.04

Fiscal Year Ended December 31, 2021	High	Low
Fourth Quarter	$0.040	$0.007
Third Quarter	$0.060	$0.029
Second Quarter	$0.205	$0.040
First Quarter	$0.165	$0.039

(b) Holders of Our Common Stock

As of the date of filing we had approximately 2,376 shareholders of record.

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

Transfer Agent and Registrar

The Company’s transfer agency is Nevada Agency and Transfer Company (“NATCO”) located at 50 West Liberty Street, Suite 880, Reno, NV 89501. Telephone (775) 322-0626.

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

SUMMARY OF BUSINESS

Quanta Basics

Quanta and its subsidiary Medolife are cutting-edge technology platform whose patented, proprietary technology harnesses advances in quantum biology to increase the potency of active ingredients. Currently, the company supports product formulations in cancer and COVID-19 treatments, as well as pain management, anti-inflammation, skincare, agriculture, nutritional supplements, and plant-based consumables. Ultimately, the company’s mission is to deliver better, more effective ingredients to elevate product efficacy, reduce waste and facilitate healthier, more sustainable consumption.

The established resonance theory behind the company’s polarization process has many potential applications. From potentiating bio-ingredients to produce more-effective carbon-trapping plants to transformative anti-aging solutions the company’s technology has the opportunity to upend how commercial products are made and the benefits from them. Already we see multi-trillion-dollar global industries benefiting from the company’s technology.

Our proof of concept, the company’s market-leading CBD pain-relief rub (“Muscle Rub”), is only the first in a series of paradigm shift products to emerge from our labs. At the heart of its well-documented effectiveness is our proprietary “polarization” process, which uses electromagnetic force to markedly enhance bioactivity at the molecular level—a polarized active ingredient is more soluble and creates stronger bonds with the body’s receptors. This allows us to enhance ingredients so they work faster and more powerfully without the use of chemical by-products or cellular penetration. the company believes this natural solution has nearly limitless applications in the world of plant-based consumer products.

The company is involved in ambitious projects that we believe will reshape the next wave of climate science, sustainability, nutrition, and more. Having harnessed the technology of the future, the company is dedicated to bringing tomorrow’s health and wellness solutions to the billions in need today.

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

With our licensing capabilities, Quanta believes this technology can render better, more efficacious products that cost less to create but command a higher purchase value because of polarized ingredients. This, in turn, allows companies to diversify their catalog of products while simultaneously providing them with a distinguished advantage - more efficacious ingredients.

Employees

As of the date of this report, Quanta has 4 full time and no part time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

RESULTS OF OPERATIONS

Summary of Key Results

Results of Operations for year ended December 31, 2021 compared to the year ended December 31, 2020

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct-to-consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the year ended December 31, 2021 the Company recognized $642,143 in net sales. For the year ended December 31, 2020, the Company recognized $1,124,721 in net sales. The decrease in sales is due to the change in management and furlough of most employees during the year ended December 31, 2021, compared to 2020.

For the year ended December 31, 2021 the Company recognized $31,264 in license revenue. For the year ended December 31, 2020, the Company recognized $33,394 in license revenue.

Expenses

Operating expenses for the year ended December 31, 2021 were $8,332,455. The Company incurred $453,500 in research and development costs ($420,000 paid to related party), and $7,344,826 in selling, general, and administrative costs, including legal and professional fees of $630,203 and $534,129 of compensation and related costs.

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

Other Income (Expense)

For the year ended December 31, 2021, the Company recognized $450,653 of net other expenses, including interest expense of $351,040, debt discount amortization of $233,738, and income of the forgiveness of debt of $134,125.

For the year ended December 31, 2020, the Company recognized $2,778,593 of net other expenses, including interest expense of $512,907, private placement costs of $381,084, debt discount amortization of $755,538, loss on debt extinguishment of $1,230,290 and income of $101,226 for the change in the fair market value of derivative liabilities.

Net Loss

Net loss for the year ended December 31, 2021 was $8,253,124. Net loss for the year ended December 31, 2020 was $8,164,428. We recorded no provision for federal income taxes for either period.

Basic and diluted loss per share - Basic and diluted loss per share for the year ended December 31, 2021 was $0.04 per share. Basic and diluted number of shares outstanding was 224,021,985 for 2021. Basic and diluted loss per share for the year ended December 31, 2020 was $0.14 per share. Basic and diluted number of shares outstanding was 59,908,938 for 2020.

Going concern

We have yet to establish any history of profitable operations. For the year ended December 31, 2021, the Company incurred a net loss of $8,253,124 and used cash in operating activities of $3,418,568, and at December 31, 2021 the Company had a stockholders’ deficit of $4,611,314. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At December 31, 2021, the Company had cash on hand in the amount of $23,442. Subsequent to December 31, 2020, the Company issued convertible notes payable and received net proceeds of $245,275 and received $100,000 and $17,000 as short term loans. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, and have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal controls over financial reporting were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our management consists of:

Name	Age	Title
Arthur Mikaelian, Ph.D	60	Chief Executive Officer, Chairman, President, Director
Grant Mikaelian	29	Executive Vice President, Treasurer
Khalid Matalka, Ph.D., SI(ASCP)	57	Chief Scientific Officer

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

On December 21, 2020, Dr. Mikaelian was also appointed to serve as the Company’s Chief Executive Officer.

On May

On January 1, 2021, Mr. Grant Mikaelian was appointed to serve as the Executive Vice President.

On February 1, 2021, Dr. Khalid Matalka was appointed to serve as the Chief Scientific Officer.

On March 1, 2021, Ms. Pauline Ranjbar Chaloshtari was appointed to serve as the Executive Assistant, and resigned on February 25, 2022.

Arthur Mikaelian, P.hD, Newly Appointed Chief Executive Officer, Chairman, President, Director. Dr. Arthur Mikaelian, a pioneer of polarization technology, has been awarded U.S. Patent 8,097,284 B2 as it pertains to Polarized Scorpion Venom solution and the method for making it. Dr. Mikaelian’s technical education began at the 2nd Medical Institute of Moscow and continued at the Vernadsky University of Biosphere Knowledge in Moscow, where he earned his doctorate in Biological Psychology; he then went on to complete his post-doctorate work at Vernadsky. He also earned an MBA from the University of Bologna in Italy. You can find more about Medolife Rx at: http://medoliferx.com/

Grant Mikaelian, Newly Appointed Executive Vice President, Treasurer. Mr. Grant Mikaelian is an organized leader with broad experiences in management and promotion of corporate growth. He has worked with Medolife since 2013, and through his adaptability and expertise with many tools, Mr. Mikaelian now oversees multiple business departments with a focus on business development, operations, distribution, product registrations, and project management and coordination.

Khalid Matalka, Ph.D., SI(ASCP), Newly Appointed Chief Scientific Officer. Professor Khalid Matalka received his BSc and MSc in Medical Technology in 1986 and 1988 from Yarmouk University, Jordan, and the University of Wisconsin-Milwaukee, USA. Then he received his Ph.D. in Pathology (Immunology and Cancer therapy) from Ohio State University, USA, in 1992. After finishing his Ph.D., Dr. Matalka joined Harvard Medical School as a Postdoctoral fellow till 1994. He is an American Board Certified as a Specialist in Immunology (SI-ASCP) and a member at the American Society for Cancer Research since 1994. Dr. Matalka enrolled in academia as an assistant professor in 1995, then promoted to associate and then a professor in 2004. Prof. Matalka held a dean position at two different academic institutions. Besides, Prof. Matalka was a consultant for twenty years to a JPM pharmaceutical company and a hospital diagnostic laboratory. During those 22 years, Prof. Matalka was heavily involved in research mainly on immunomodulation, cancer research, and development of immunological assays.

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

Family Relationships

Dr. Arthur Mikaelian is Grant Mikaelian’s father. No other family relationship exists between any director, executive officer, or any person contemplated to become such.

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

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to our named directors, executive officers and key employees for the fiscal years ended December 31, 2021 and 2020:

Name and Principal Position	Period	Base Salary ($)	Option Awards ($)(4)	All Other Compensation ($)(5)&(6)	Total ($)
Arthur Mikaelian Chief Executive Officer and member of the board of directors	Fiscal Year ended December 31, 2021	88,000	-	2,429,036	2,517,036
Non-officer	Fiscal Year ended December 31, 2020	-	-	1,292,530	1,292,530

Phillip Sands Formerly Chief Executive Officer, currently President and member of the board of directors.	December 4, through December 31, 2020	8,000	-	465,000	473,000

Eric Rice (1) Former Chief Executive Officer	Fiscal Year ended December 31, 2020	113,900	-	-	113,900

Jeffrey Doiron Former President (2)	Fiscal Year ended December 31, 2020	77,938	-	-	77,938

Kirk Westwood Former Vice President (2	Fiscal Year ended December 31, 2020	57,699	-	20,807	78,506

Blake Gillette (3)	Fiscal Year ended December 31, 2020	72,703	-	-	72,703

Grant Mikaelian Executive Vice President	Fiscal Year ended December 31, 2021	36,000	-	-	36,000

Khalid Matalka Chief Scientific Officer	Fiscal Year ended December 31, 2021	30,000	-	4,758.35	34,758.35

Pauline Ranjbar Chaloshtari Executive Assistant	Fiscal Year ended December 31, 2021	72,166.28	-	3,721.60	75,887.88

(1)	Appointed June 6, 2018, resigned as Chief Executive Officer December 4, 2020.

(2)	Appointed June 6, 2018, resigned, officer position December 4, 2020.

(3)	Resigned officer position December 4, 2020.

(4)	The amounts reported in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 by utilizing the Black-Scholes option-pricing model.

(5)	Dr. Mikaelian was awarded 8,000,000 shares of restricted common shares in 2019. 2,250,000 shares vested in 2019 and were valued at $2,317,868, 2,500,000 shares vested in 2020 and were valued at $1,292,530, and additional 3,250,000 vested in 2021 and were valued at $486,838.

(6)	The Preferred Series A shares were valued by and independent valuation professional to be $0.186 per share on April 14, 2020 for a total of approximately $465,000, based on the control features of the shares.

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

The beneficial ownership of the Company’s common stock is based on 406,590,858 shares of Company common stock issued and outstanding as of April 11, 2022.

Unless otherwise indicated, management believes that each person named in the table below has sole voting and investment power with respect to all shares of management common stock beneficially owned by him or her.

Name And Address (1)	Beneficially Owned	Percentage Owned (2)
Arthur Mikaelian, PhD, Chairman, Chief Executive Officer – Common shares	8,000,000	3%
Preferred A shares	2,500,000	100%
Preferred B shares	9,000	100%
All directors and officers as a group (1 person)	10,509,000	3%

(1)	The address for all officers, directors and beneficial owners is 3606 W Magnolia Blvd, Burbank, Ca 91505.

Arthur Mikaelian was awarded 8,000,000 shares of restricted common stock of which 8,000,000 have vested within 60 days of the filing of this report. In addition, the Company issued 2,500,000 shares of Series A Preferred Stock in conjunction with the closing of the Control Block Transfer Agreement. The preferred shares entitle the holder to voting rights equal to 51% of the shares of common stock outstanding as of the date of this report. In addition, the Company issued 9,000 shares of Series B Preferred Stock. The preferred shares entitle the holder to voting rights equal to 54% of the shares of common stock outstanding as of the date of this report.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2021 and December 31, 2020. Arthur Mikaelian was awarded 8,000,000 shares in restricted common in 2019 prior to becoming an officer and director.

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

On January 14, 2022, our board of directors adopted the Quanta, Inc. 2022 Omnibus Stock Incentive Plan (the “2022 Plan”). The following is a summary of the principal features of the 2022 Plan:

Provision of Plan	Description
Eligible Participants:	Employees, directors, and consultants of the Company, any related entity, and any successor entity that adopts the 2022 Plan.

Share Reserve:	●	Total of 35,654,780 shares of the Company’s Common Stock.
	●	The reserved shares will be reduced (i) by one share for each share granted pursuant to stock options, stock appreciation rights, or other awards awarded under the 2022 Plan, and (ii) to the extent cash is delivered in lieu of shares of Common Stock upon the exercise of a stock appreciation right, the Company will be deemed to have issued the greater of the number of shares of Common Stock which it was entitled to issue upon such exercise or on the exercise of any related stock option.

Award Types:	●	Incentive stock options
	●	Non statutory stock options
	●	Stock appreciation rights
	●	Restricted stock awards
	●	Restricted stock unit awards
	●	Dividend equivalent rights

Vesting:	Determined by the board of directors.

Award Limits:	No more than 30,000,000 shares may be issued to a single participant pursuant to stock options and stock appreciation rights in a calendar year.

Repricings:	Repricing of outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain ratable capitalization adjustments as set forth in the 2022 Plan.

Plan Termination Date:	January 14, 2032.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had any outstanding stock or option awards as of the fiscal years ended December 31, 2021 and December 31, 2020. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Description of our Capital Stock

We were incorporated under the laws of the State of Nevada on April 28, 2016. The Company is authorized to issue 2,975,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 25,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

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

Transfer Agent

The Company’s transfer agency is Nevada Agency and Transfer Company (“NATCO”) located at 50 West Liberty Street, Suite 880, Reno, NV 89501. Telephone (775) 322-0626.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount our total assets for the last two fiscal years. Arthur Mikaelian executed an agreement with the Company for the license of proprietary supplements (refer to Footnote regarding related parties). In addition, Dr. Mikaelian entered into a licensing agreement with the Company in 2019. The agreement has been modified. The agreement predates Dr. Mikaelian’s appointment as an officer and director.

On May 20, 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to Arthur Mikaelian, Ph.D , a consultant for services. 1,000,000 shares vested immediately, and the balance of 7,000,000 shares have vested 625,000 shares per quarter over 2.8 years. The award predates Dr. Mikaelian’s appointment as an officer and director.

On December 21, 2020, the Company entered into a Securities Exchange Agreement with Medolife Rx, Inc., a Wyoming corporation, (“Medolife Rx”) pursuant to which, the Company agreed to acquire 51% of Medolife Rx from entities controlled by Arthur Mikaelian, Ph.D. in exchange for 9,000 shares of newly created Series B Convertible Preferred Stock. Prior to this transaction,

Related Person Transaction Policy

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

All services reflected in the following fee tables were pre-approved, respectively, in accordance with the policy of the Board.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit fees	$62,747	$76,767
Audit-related fees	-	-
Tax fees	8,262	13,915
All other fees	63,004	20,186
Total Fees	$134,013	$104,862

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization among Freight Solution, Inc., Bioanomaly, Inc. and Quanta Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2018)

3.1	Articles of Incorporation of Quanta, Inc. (Incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

3.2	Bylaws of Quanta, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Current Report filed with the Securities and Exchange Commission on February 5, 2019)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2020)

10.1	Conflict of Interest Agreement (Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

10.2	Form of Subscription Agreement dated June 2018 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)

10.3	Form of Warrant dated June 2018 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2018)

10.4	Joint Venture Agreement by and between Quanta, Inc. and 2664431 Ontario Inc. dated as of September 5, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2018)

10.5	Exclusive License and Joint Venture Agreement dated March 23, 2017 (Incorporated by reference to Exhibit 10.6 to the Transition Report on Form 10-KT filed with the Securities and Exchange Commission on April 16, 2019)

10.6	Quanta, Inc. 2019 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2019)

10.7	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Eric Rice (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.8	Form, of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Jeffrey Doiron (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.9	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Blake Gillette (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.10	Form of Employment Agreement, dated as of September 4, 2019, by and between Quanta, Inc. and Kirk Westwood (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on September 5, 2019)

10.10	Form of Securities Purchase Agreement, dated as of November 25, 2019, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

10.11	Form of Registration Rights Agreement, dated as of November 25, 2019, by and between Quanta, Inc. and the Purchasers Signatory Thereto (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

10.12	Ten Percent (10%) Convertible Note, dated as of November 25, 2019, issued by Quanta, Inc. in favor of Livingston Asset Management LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2019)

14.1	Quanta, Inc. Code of Business Ethics and Conduct (Incorporated by reference to Exhibit 14.1 to the S-1 Registration Statement filed with the Securities and Exchange Commission on March 27, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed along with this document

The following are included as part of this Form 10-K:

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta, Inc.

Dated: April 15, 2022	By:	/s/ Arthur Mikaelian
Arthur Mikaelian,
Chief Executive Officer (Principal Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Arthur Mikaelian	Chairman, Chief Executive Officer	April 15, 2022
Arthur Mikaelian	(Principal Executive)

QUANTA, INC.

F-1

Report of Independent Registered Public Accounting Firm

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$23,442	$6,270
Accounts receivable	85	685
Prepaid production costs	300,000	-
Deferred charges, related party	-	134,704
Inventories, net of reserve	98,160	19,220
Total current assets	421,687	160,879

Equipment, net	169,477	200,523
Operating lease right-of-use asset, net	279,502	362,227
Security deposits	16,883	16,883

Total assets	$887,549	$740,512

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$666,971	$673,494
Advances	111,000	-
Notes payable (net of deferred finance charge of $46,617 and $74,817 at December 31, 2021 and December 31, 2020, respectively)	422,408	482,724
Convertible note payable (net of discounts of $139,014 and $539,282, at December 31, 2021 and December 31, 2020, respectively)	1,891,920	1,074,814
Deferred revenue, license agreement	3,554	34,818
Operating lease liabilities, short term	106,988	100,901
Lease settlement obligations	235,759	235,759
Total current liabilities	3,435,600	2,602,510

Long term liabilities
Notes payable, long term (net of deferred finance charge of $32,556 at December 31, 2020)	160,000	451,368
Operating lease liabilities, long-term	208,932	294,880
Total liabilities	3,807,532	3,348,758

Commitments and contingencies:
Mezzanine equty:
Series B preferred stock, $0.00001 par value, 9,000 shares authorized, 9,000 and -0- issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,522,198	-
Preferred stock, $0.001 par value; 25,000,000 shares authorized;
Series C preferred stock, $0.00001 par value, 1,000 shares authorized, 1,000 and -0- issued and outstanding at September 30, 2021 and December 31, 2020, respectively	169,133	-
Total Mezzanine equity	1,691,331	-

Stockholders’ deficit:
Series A Preferred stock, 2,500,000 shares issued and outstanding at December 31, 2021 and none issued and outstanding at December 31, 2020	2,500	2,500
Common stock, $0.001 par value; 3,000,000,000 shares authorized; 272,324,952 and 46,756,970 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	272,235	46,757
Shares to be issued (4,875,000 and 4,875,000 as of December 31, 2021 and December 31, 2020, respectively)	4,128,706	3,641,868
Additional paid-in capital	15,319,943	10,102,805
Accumulated deficit	(23,551,010)	(16,402,176)
Total Quanta Inc stockholders’ deficit	(3,827,626)	(2,608,246)
Noncontrolling interest in consolidated subsidiary	(783,688)	-
Total stockholders’ deficit	(4,611,314)	(2,608,246)

Total liabilities and stockholders’ (deficit) equity	$887,549	$740,512

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2021	Year ended December 31, 2020

Sale of products, net	$642,143	$1,124,721
License revenue	31,264	33,394
Total revenue	673,407	1,158,115
Cost of goods sold	143,423	281,270
Gross profit	529,984	876,845

Operating expenses:
Compensation and benefits	534,129	1,281,750
Research and development (includes $420,000 and $343,300 to related party, respectively)	453,500	452,443
Impairment of operating lease right of use asset	-	255,093
Selling, general, and administrative	7,344,826	4,273,394
Total operating expenses	8,332,455	6,262,680
Loss from operations	(7,802,471)	(5,385,835)

Other income (expense):
Forgiveness of debt	134,125	-
Interest expense	(351,040)	(512,907)
Discount amortization	(233,738)	(755,538)
Change in fair value of derivative liabilities	-	101,226
Private placement costs	-	(381,084)
Loss on extinguishment of debt	-	(1,230,290)
Other income and expense, net	(450.653)	(2,778,593)

Net loss	$(8,253,124)	$(8,164,428)

Net loss per share, basic and diluted	$(0.04)	$(0.14)
Weighted average common shares outstanding – basic and diluted	224,021,985	59,908,938

See notes to consolidated financial statements.

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A
	Preferred Stock,		Common Stock		Additional	Shares		Non	Total
	par value $0.001		par value $0.001		Paid-in	To be	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance January 1, 2020	-	$-	49,087,255	$49,087	$5,619,733	$2,847,868	$(8,237,748)	$-	$278,940

Issuance of shares previously subscribed	-	-	5,000,000	5,000	530,000	(535,000)	-	-	-
Shares issued for cash	-	-	407,408	407	74,593	50,000	-	-	125,000
Fair value of vested options	-	-	-	-	290,132	-	-	-	290,132
Fair value of shares issued to employees and officers	-	-	1,201,198	1,201	130,000	1,267,720	-	-	1,398,921
Fair value of preferred shares issued to officers	2,500,000	2,500	-	-	462,500	-	-	-	465,000
Beneficial conversion feature of issued convertible notes	-	-	-	-	2,556,602	-	-	-	2,556,602
Fair value of shares issued for loan fees	-	-	1,127,522	1,128	93,000	11,280	-	-	105,408
Shares issued for conversion of convertible notes	-	-	6,885,019	6,885	329,294	-	-	-	336,179
Cancellation of shares	-	-	(16,951,432)	(16,951)	16,951	-	-	-	-
Net loss	-	-	-	-	-	-	(8,164,428)	-	(8,164,428)

Balance December 31, 2020	2,500,000	$2,500	46,756,970	$46,757	$10,102,805	$3,641,868	$(16,402,176)	$-	$(2,608,246)

Adjustment for adoption of ASU 2020-6	-	-	-	-	(823,655)	-	320,602	-	(503,053)
Shares issued for cash	-	-	56,750,000	56,750	1,928,250	-	-	-	1,985,000
Fair value of shares for services	-	-	14,964,425	14,964	1,301,920	-	-	-	1,316,884
Fair value of vested restricted stock	-	-	-	-	-	486,838	-	-	486,838
Fair value of vested options	-	-	-	-	34,905	-	-	-	34,905
Shares issued for cashless exercise of warrants	-	-	21,881,628	21,882	794,303	-	-	-	816,185
Shares issued for conversion of convertible notes	-	-	131,876,929	131,882	1,981,415	-	-	-	2,113,297
Net loss	-	-	-	-	-	-	(7,469,436)	(783,688)	(8,253,124)
Balance December 31, 2021	2,500,000	$2,500	272,229,952	$272,235	$15,319,943	$4,128,706	$(23,551,010)	$(783,688)	$(4,611,314)

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,253,124)	$(8,164,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,336	216,696
Fair value of shares issued for services	1,301,920	1,398,921
Fair value of vested options	34,905	290,132
Fair value of vested restricted stock	486,838	-
Fair value of mezzanine equity Series B and Series C preferred shares issued for services	1,691,331	-
Fair value of preferred shares issued to officer	-	465,000
Fair value of shares issued to employees and officer	-	-
Amortization of convertible note discount	198,488	755,538
Amortization of note payable discount	28,200	-
Amortization of right-of-use asset	82,725	126,193
Impairment of operating lease right-of-use asset	-	255,093
Private placement costs (includes $79,748 recorded as interest expense in 2020)	-	460,832
Fair value of cashless exercise of warrants	794,303	-
Accretion of premium	165,794	228,576
Change in fair value of derivative	-	(101,226)
Loss on extinguishment of debt	-	1,230,290
Net gain on settlement of accounts payable and accrued expenses	-	(16,000)
Changes in operating assets and liabilities:
Accounts receivable	600	27,575
Accounts receivable, related party	(129,300)	-
Bad debt expense	129,300	-
Deferred expenses, related party	134,704	(134,704)
Inventories	(78,940)	103,299
Prepaid production costs	(300,000)	7,500
Accounts payable and accrued liabilities	(6,523)	749,166
Advances	341,000	-
Deferred revenue	(31,264)	(33,394)
Security deposits	-	16,769
Operating lease liabilities	(79,861)	-
Net cash used in operating activities	(3,418,568)	(2,118,172)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(39,290)	(103,741)
Net cash used in investment activities	(39,290)	(103,741)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	1,985,000	125,000
Proceeds from convertibles notes payable	1,782,650	1,098,840
Proceeds from notes payable	-	922,000
Proceeds from shares to be issued	-	50,000
Proceeds from revenue sharing loan	-	-
Proceeds from PPP and EIDL loans	-	-
Principal payments of notes payable	(245,760)	(118,800)
Principal payments of convertible notes payable	(46,860)	(282,000)
Net cash provided by financing activities	3,475,030	1,795,040

Increase (decrease) in cash	17,172	(426,873)
Cash and cash equivalents, beginning of period	6,270	433,143
Cash and cash equivalents, end of period	$23,442	$6,270

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	59,749	17,930

Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	$503,053	$-
Original issue discount	$312,000	$43,000
Fair value of shares issued for loan fee	$-	$54,990
Common shares issued for conversion of convertible notes and accrued interest	$2,113,297	$-
Recognition of right-of-use asset and liability	$-	$432,000
Convertible notes issued for fees	$-	$30,000
Recognition of beneficial conversion feature	$-	$2,556,602
Shares issued for fee discount	$-	$88,000
Derivative allocated to discount	$-	$183,000
Issuance of shares to be issued	$-	$535,000
Forgiveness of debt	$134,125	$-
Fair value of shares to be issued for loan fee	$-	$11,280
Fees paid through conversion of notes	$75,435	$-

See notes to consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quanta, Inc. (the “Company”) is an applied science company focused on a range of pharmaceutical, nutraceutical, topical relief and cosmetic products utilizing patented polarization technology. The Company’s operations are based in Burbank, California. On April 28, 2016, the Company was incorporated as Freight Solution, Inc. in the State of Nevada. Effective June 6, 2018, the Company (then known as Bioanomaly Inc.) was acquired by Freight Solution in a transaction accounted for as a reverse merger transaction. On July 11, 2018, the Company changed its name to Quanta, Inc.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2021, the Company incurred a net loss of $8,253,124 and used cash in operating activities of $3,418,568, and at December 31, 2021, the Company had a stockholders’ deficit of $4,611,314. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2021, the Company had cash on hand in the amount of $23,442. Subsequent to December 31, 2020, the Company issued convertible notes payable and received net proceeds of $245,275 and received $100,000 as a short term loan. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Basis of presentation and principles of consolidation

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for any uncollectible accounts if deemed necessary, and payments are generally due within thirty to forty-five days of invoicing. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2021 and December 31, 2020, the Company did not record any allowance for uncollectible accounts.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. A reserve for raw materials, product obsolescence and packaging for products that may no longer be viable of $13,125 and $9,125 has been established for the years ended December 31, 2021 and 2020, respectively.

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

Management assesses the carrying value of equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2021 and 2020, the Company determined there were no indicators of impairment of its property and equipment.

Impairment of Long-lived Assets

The Company reviews its equipment, right-of-use assets, and other long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2021 and 2020, the Company had no impairment of long-lived assets.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2021, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period,

Convertible Notes with Fixed Rate Conversion Options

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

Advertising costs

Advertising costs are expensed as incurred. During the years ended December 31, 2021 and 2020, advertising costs totaled $758,236 and $78,895, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the years ended December 31, 2021 and 2020, research and development costs totaled $453,500 and $452,443, respectively and include salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

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

For the year ended December 31, 2021 and 2020, the dilutive impact of common stock equivalents, e.g. stock options, warrants and convertible notes payable have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive.

As of December 31, 2021, 775,000 options were outstanding of which 1,875,000 were exercisable, warrants of 25,000,000 were outstanding and exercisable, and convertible debt and accrued interest totaling $1,891,920 was convertible into 119,058,345 shares of common stock. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of December 31, 2021, and 2020 potentially dilutive securities consisted of the following:

	December 31, 2021	December 31, 2020
Stock options	775,000	4,130,000
Warrants	25,000,000	-
Convertible notes payable	119,058,345	97,064,539
Total	133,233,345	101,194,539

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

As of December 31, 2021 and 2020, the Company did not have any Level 2 liabilities comprised of the fair value of embedded derivative liabilities.

Concentrations of risks

For the years ended December 31, 2021 and 2020 no customer accounted for 10% or more of revenue. As of December 31, 2020, one customer accounted for 100% of accounts receivable.

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

NOTE 2 – LICENSE AGREEMENT

Effective January 22, 2019, the Company entered into an agreement with a wholesaler for the exclusive rights to distribute the Company’s products in the state of Colorado for three years. In consideration, the Company received an up-front payment of $100,000. The Company determined that the exclusive distribution agreement was a distinct agreement for the license of symbolic IP and thus should be recognized on a straight-line basis over the three-year life of the agreement. For the years ended December 31, 2021 and 2020, the Company recognized revenue related to the agreement of $31,264, and $33,394, respectively.

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves, consisted of the following:

	December 31, 2021	December 31, 2020

Raw materials and packaging	$60,109	$16,076
Finished goods	38,051	3,144

	$98,160	$19,220

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at December 31, 2021 was $13,125. The reserve at December 31, 2020 was $9,125.

NOTE 4 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2021	December 31, 2020

Machinery-technology equipment	$704,772	$704,772
Machinery-technology equipment under construction	75,259	35,969
	780,031	740,741
Less accumulated depreciation	(610,554)	(540,218)

	$169,477	$200,523

Depreciation expense for the years ended December 31, 2021 and 2020 was $70,336 and $216,696, respectively. At December 31, 2021 and 2020, machinery-technology equipment included machinery acquired from Arthur Mikaelian, Ph.D (see Note 12) initially costing $592,500, with a net book value of $25,772 and $73,653, respectively.

NOTE 5 - OPERATING LEASE

At December 31, 2019, the Company had one operating lease for its headquarters office space in Burbank, California (the “First” lease). At December 31, 2019, the balance of the First lease’s operating lease right-of-use (“ROU”) asset and corresponding lease liability were $332,980 and $337,453, respectively.

In February 2020, the Company took possession of a second leased facility consisting of office, research, and production space also located in Burbank, California (the “Second” lease). The Second lease commenced on January 1, 2020, and has a term for 5 years, with annual fixed rental payments ranging from $90,000 to $101,296. The aggregate total fixed rent is approximately $477,822 and resulted in the recognition of an operating lease “ROU” asset and of a corresponding lease liability of $431,402 each. The Company also paid a security deposit of $16,883. At December 31, 2021, the Company did not have any other leases.

During the year ended December 31, 2020, the Company consolidated it operations into the Second lease space. In connection with the First lease that is no longer utilized, the Company recorded an impairment of the related net ROU of $255,093 and wrote off a deposit of $16,769 with the lessor. The total due to the lessor for the First lease is $235,759 and is recorded as lease settlement obligation at December 31, 2020.

At December 31, 2021, the balance of the Second lease’s ROU asset and corresponding lease liability were $279,502 and $315,920, respectively.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year ended December 31, 2021
Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$124,937

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2021	$92,00
Weighted average remaining lease term – operating leases (in years)	3.0
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2021
Operating leases
Long-term right-of-use assets	$279,502

Short-term operating lease liabilities	$106,988
Long-term operating lease liabilities	208,932
Total operating lease liabilities	$315,920

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2022	95,481
2023	98,345
2024	101,296
Total lease payments	295,122
Less: Imputed interest	20,798
Present value of lease liabilities	315,920
Less current portion	(106,988)
Operating lease liabilities, long-term	$208,932

Lease expense were $124,937 and $195,509 during the year ended December 31, 2021 and December 31, 2020, respectively.

NOTE 6 – NOTES PAYABLE

	December 31, 2021	December 31, 2020

(a) Notes payable secured by equipment (net of deferred finance charge of $46,617 and $74,817 as of December 31, 2021 and 2020, respectively)	$166,258	$363,817
(b) Note payable, secured by assets	13,350	33,350
(c) Note payable, Payroll Protection Loan	-	134,125
(d) Note payable, Economic Injury Disaster Loan	160,000	160,000
(e) Revenue sharing agreement	242,800	242,800
Total notes payable outstanding	582,408	934,092
Current portion	422,408	482,724

Long term portion	$160,000	$451,368

(a)	In April 2020 and May 2020, the Company entered into two financing agreements aggregating $505,646. The notes have a stated interest rate of 10.9%. The notes were issued at a discount including fees for underwriting, legal and administrative costs along with deferred financing costs. The deferred financing costs are being amortized over the terms of the notes. The notes are secured by the Company’s equipment, and require monthly payments of principal and interest of $21,000, and mature in April 2022 and May 2022. At December 31, 2020, the balance due on these notes was $438,634. During the year ended December 31, 2021, the Company made principal payments of $225,759 and at December 31, 2021, the balance due on these notes was $212,875. At December 31, 2021 and December 31, 2020, the unamortized discount related to deferred financing charges on these agreements was $46,617 and $74,817, respectively.

(b)	Note payable, interest at 8.3% per annum, secured by all the assets of the Company. The note was due January 13, 2019. The note was due January 13, 2019. The note holder waived the default through December 31, 2020, and it is currently in default and the Company is in discussion with the note holder to extend the balance. During the year ended December 31, 2021, the Company made principal payments of $20,000 and at December 31, 2021, the balance due on this note was $13,350.

(c)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Bank of America in the aggregate amount of $134,125, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 4, 2020, matures on May 4, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the loan forgiveness, the PPP loan was wholly forgiven and a legal release received, the liability was reduced by the amount forgiven and a gain on extinguishment was recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2021.

(d)	On September 5, 2020, the Company received a $160,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months, and commence in June 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of December 31, 2021.

(e)	Between July 7, 2020, and July 29, 2020, the Company issued notes payable to third-party investors totaling $250,000, of which $7,200 was repaid in 2020. Under the terms of the notes, the Company is to pay 50% of the net revenues beginning on August 21, 2020, for a product to be designed and produced by the Company. The product has not been produced and therefore no payments have been made to date. The Company has received a notice of default and demand for payment from three note holders (owed approximately $146,000). The Company has retained counsel who is in discussion with the note holders.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2021	December 31, 2020
Unsecured
(a) Convertible notes with fixed discount percentage conversion prices	$315,140	$180,200
Put premiums on stock settled debt	165,794	117,866

(b) Convertible notes with fixed conversion prices	1,550,000	936,944
Default penalty principal added, charged to loss on debt extinguishment	-	369,086
Total convertible notes principal outstanding	2,030,934	1,614,096
Debt discount	(139,014)	(539,282)

Convertible notes, net of discount and premium	$1,891,920	$1,074,814
Current portion	1,891,920	1,074,814
Long-term portion	$-	$-

(a)	At December 31, 2021, the balance due on convertible notes with fixed discount percentage conversion prices was $315,140, with related put premium of $165,794. At December 31, 2020, the balance due on convertible notes with fixed discount percentage conversion prices was $180,200, with related put premium of $117,866. During the year ended December 31, 2021, the Company issued five convertible notes with fixed discount percentage conversion prices aggregating $362,000 and made repayments aggregating $46,860. At the option of the holders, the notes were convertible into shares of the Company’s common stock at a price per share discount of 25% to 35% of the lowest bid price of the Company’s common stock within twenty-five days prior to conversion. The notes were treated as stock settled debt under ASC 480-Distinguishing Liabilities from Equity, and a put premium of $165,794 was recognized and charged to interest expense when the notes were recorded in 2021. Also during the year ended December 31, 2021, note holders converted $113,000 principal into 7,533,333 shares of the Company’s common stock. Upon conversion the related put premiums of $127,866 associated with these notes were reclassified to additional paid-in capital. As of December 31, 2021, the balance due on convertible notes with fixed discount percentage conversion prices was $315,140, and the related put premium was $165,794.

(b)

As of December 31, 2020, the balance due on convertible notes with fixed conversion prices was $1,550,000. For the year ended December 31, 2021, the Company issued eleven convertible notes with fixed conversion prices aggregating $1,722,500. In addition, convertible notes with fixed conversion prices totaling $1,482,845 of principal and $75,576 of accrued interest (total of $1,558,421) were converted into 124,384,253 shares of the Company’s common stock. At December 31, 2021, the balance of the due on convertible notes with fixed conversion prices was $1,550,000. The notes are unsecured, convertible into common stock at prices ranging from $0.015 per share to $0.04 per share, bear interest at 4% to 10% per annum, and mature through November 11, 2022.

At December 31, 2021, the net unamortized balance of debt discounts was $139,014, consisting of debt discount related to fees and original issue discounts (OID). The Company early adopted ASU No. 2020-06 (See Note 1) effective January 1, 2021 using the modified retrospective approach. The adoption of ASU 2020-06 on January 1, 2021, resulted in a decrease in addition paid in capital of $823,655, a decrease to accumulated deficit of $320,602, and an increase in total stockholders’ deficit of $503,053.

The debt discounts related to fees and OID are amortized over the life of the related notes or are amortized in full upon the conversion of the corresponding note to common stock. For the year ended December 31, 2021, debt discounts of $303,100 were added related to the eleven convertible notes issued above, and amortization of $164,086 was recorded. At December 31, 2021, the net unamortized balance of other debt discounts was $139,014.

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

Note 8 – DERIVATIVE LIABILITIES AND FINANCIAL INSTRUMENTS

	At December 31, 2020			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	$-	-	-	$-	-

A roll-forward of the level 2 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2019	$-
Recognition of derivative liabilities upon initial valuation	-
Decrease in fair market value during the year ended December 31, 2020	-
Gain on debt extinguishment recognized upon liquidation of related convertible notes during the year ended December 31, 2020	-
Balance at December 31, 2020	-
Decrease in fair market value during the year ended December 31, 2021	-
Gain on debt extinguishment recognized upon liquidation of related convertible notes during the year ended December 31, 2021	-
Balance at December 31, 2021	$-

During the year ended December 31, 2020, a decrease in the fair value of derivatives of $101,226 was recorded, and the balance of the derivative liabilities of $298,913 was fully extinguished upon pay-off of the related convertible note, and resulted in a gain on debt extinguishment of $298,913. At December 31, 2021, the Company had no convertible notes outstanding that are considered to have embedded derivative liabilities that require bifurcation per the note agreements.

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

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the years ended December 31, 2020 December 31, 2019. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended December 31, 2021	Year ended December 31, 2020

Federal tax at statutory rate	21.0%	21.0%
State tax, net of federal benefit	7.0	7.0
Change in valuation allowance	(28.0)	(28.0)

Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities consist of the following:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Stock-based compensation	$1,599,000	$1,599,000
Operating lease liability	111,000	111,000
Derivative expenses	173,000	173,000
Net operating loss carryforwards	2,522,000	2,522,000
Gross deferred tax assets	4,405,000	4,405,000
Less: valuation allowance	(4,405,000)	(4,405,000)
Total deferred tax assets	282,000	282,000
Deferred tax liabilities:
Depreciation	135,000	135,000
Derivative gain	46,000	46,000
Operating lease right-of-use asset	101,000	101,000
Total deferred tax liabilities	282,000	282,000
Net deferred tax asset (liability)	$-	$-

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

At December 31, 2021 and 2020, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income. For Federal purposes the amounts available were approximately $10.1 million and $10.1 million, respectively. For state purposes approximately $8.8 million and $8.8 was available at December 31, 2021 and 2020, respectively. The Federal carryforwards expire on various dates through 2040 and the state carryforwards expire through 2037. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2017 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2021, and December 31, 2020, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company’s authorized capital consists of 3,000,000,000 shares, of which 2,975,000,000 shares are designated as shares of common stock, par value $0.001 per share, and 25,000,000 shares are designated as shares of preferred stock, par value $0.001 per share. 2,500,000 shares of preferred stock are currently outstanding at December 31, 2021, and designated as Series A. Shares of preferred stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. The voting powers, designations, preferences, limitations, restrictions, relative, participating, options and other rights, and the qualifications, limitations, or restrictions thereof, of the preferred stock are to be determined by the Board of Directors before the issuance of any shares of preferred stock in such series.

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

On November 16, 2020, the Company entered into a Control Block Transfer Agreement with Eric Rice and Phillip Sands, pursuant to which, Mr. Rice agreed to transfer the 2,500,000 shares of the Series A to Mr. Sands. Mr. Rice agreed to transfer the Control Block to Phillip Sands in order to consummate the Company’s transition into a holding company, without requiring the Company to further dilute its stock through the issuance of new shares.

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

Common stock issued as compensation

During the year ended December 31, 2021, the Company issued 14,964,425 shares of common stock to employees and officers of the Company. The fair value of the shares was determined to be $1,316,884 based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company issued 21,881,628 shares with a fair market value of $816,185 in the a cashless exercise of a warrant.

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

The following table summarizes restricted common stock activity for the years ended December 31, 2021 and 2020:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2019	-	$-
Granted	5,750,000	1,699,000
Vested	(2,500,000)	(1,267,589)
Forfeited	-	-
Non-vested shares, December 31, 2020	3,250,000	431,411
Granted	-	-
Vested	(1,875,000)	(382,544)
Forfeited	-	-
Non-vested shares, December 31, 2021	1,375,000	$48,867

As of December 31, 2021, no shares have been issued and 4,750,000 vested shares are included in shares to be issued on the accompanying financial statements

Common stock issued in conversion of convertible notes payable

The Company issued 131,876,929 common shares of stock to holders of convertible notes for shares valued at $2,113,297.

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

During the years ended December 31, 2021 and 2020, the Company recognized $34,905 and $290,132, respectively, of compensation expense relating to vested stock options. As of December 31, 2021, the amount of unvested compensation related to stock options was approximately $48,000 which will be recorded as an expense in future periods as the options vest.

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

A summary of stock option activity during the years ended December 31, 2020 and 2019:

	Number of options	Weighted Average Exercise Price	Contractual Life in Years
Options Outstanding as of December 31, 2019	3,230,000	$0.10	6.0
Granted	900,000	0.11	10.0
Exercised	-	-	-
Expired	-	-	-
Options Outstanding as of December 31, 2020	4,130,000	0.11	6.5
Granted	-	-	-
Exercised	(350,000)	-	-
Expired	(3,005,000)	-	-
Options Outstanding as of December 31, 2021	775,000	0.10	5.5
Options Exercisable as of December 31, 2021	775,000	$0.10	5.5

At December 31, 2021, the options outstanding had no intrinsic value.

Stock Warrants

In 2021, the Company issued warrants exercisable into 46,881,628 shares of common stock. The warrants were fully vested when issued, have an exercise price of $0.01 per share, and expire in 2022. Total fair value of these warrants at grant date was approximately $1,066,000. During the year ended December 31, 2021, there was a cashless exercise of the 21,881,628 warrants.

A summary of warrant activity during the year ended December 31, 2021 and 2020 is as follows:

	Number of warrants	Weighted Average Exercise Price	Contractual Life in Years

Warrants Outstanding and Exercisable as of December 31, 2019	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants Outstanding and Exercisable as of December 31, 2020	-	-	-
Granted	46,881,628	.023	.5
Exercised	(21,881,628)	-	-
Expired	-	-	-
Warrants Outstanding and Exercisable as of December 31, 2021	25,000,000	$.01	-

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

It is management’s opinion that there are not material contingent liabilities that are not disclosed in the financial statements and footnote disclosures as of December 31, 2021.

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

For the year ended December 31, 2021, the Company recorded revenue of $198,800 from a company controlled by a family member of the Company’s CEO. During the year ended, the related accounts receivable balance was zero, with $69,500 having been collected and the remaining balance of $129,300 written off to bad debts.

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

Notice of Default and Demand for Payment

From February 5, 2021, the Company received notifications of default and demand for payment from attorneys representing three note holders. The note holders entered into Product Revenue Loan Agreements totaling $153,300 including accrued interest and attorney fees. The Company has engaged legal counsel to address the issue with the goal of a settlement rather than litigation.

Common Stock Issued

In January and February 2022, the Company issued a total of 43,621,756 shares of its common stock to individuals as compensation for services, valued at the fair value of the shares of the Company’s stock on the dates issued.

Since December 31, 2021, a total of 43,950,258 of common shares were issued to convertible note holders in exchange for principal and interest of notes held.

