Form 10-Q
period 2022-03-31
QUANTA INC
filed 2022-05-23
CIK 1691430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of March 31, 2022, the registrant had 406,590,858 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Information.

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$7,786	$23,442
Accounts receivable	211	85
Inventories	73,288	98,160
Prepaid production cost	300,000	300,000
Total current assets	381,285	421,687

Equipment, net	143,447	169,477
Operating lease right-of-use asset, net	258,315	279,502
Deposits	16,883	16,883

Total assets	$799,930	$887,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$715,124	$666,971
Advances	111,000	111,000
Notes payable (net of deferred finance charge of $39,567 and $46,617 at March 31, 2022 and December 31, 2021, respectively)	545,403	422,408
Convertible note payable (net of discount of $87,484 and $539,282 at March 31, 2022 and December 31, 2021, respectively)	1,675,436	1,891,920
Deferred revenue, license agreement	-	3,554
Operating lease liabilities, short-term	108,569	106,988
Settlement Reserve	235,759	235,759
Total current liabilities	3,391,291	3,435,600

Long term liabilities
Notes payable, long term	160,000	160,000
Operating lease liabilities, long-term	186,185	208,932
Total liabilities	3,737,476	3,807,532

Commitments and contingencies:

Mezzanine equity:
Series B preferred stock, $0.00001 par value, 9,000 shares authorized, 9,000 and -0- issued and outstanding at March 31, 2021 and December 31, 2021, respectively	1,522,198	1,522,198
Series C preferred stock, $0.00001 par value, 1,000 shares authorized, 598 and 1,000 issued and outstanding at March 31, 2021 and December 31, 2021, respectively	100,793	169,133
Total Mezzanine equity	1,622,991	1,691,331
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 2,500,000 issued and outstanding	2,500	2,500
Common stock, $0.001 par value; 3,000,000,000 shares authorized; 406,590,858 and 278,589,471 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	378,837	272,235
Shares to be issued (4,875,000 and 4,875,000 as of March 31, 2022 and December 31, 2021, respectively)	4,233,000	4,128,706
Additional paid-in capital	16,108,978	15,319,943
Accumulated deficit	(24,427,122)	(23,551,010)
Total Quanta, Inc. stockholders deficit	(3,703,807)	(3,827,626)
Noncontrolling interest in consolidated subsidiary	(856,730)	(783,688)
Total stockholders’ deficit	(4,560,537)	(4,611,314)

Total liabilities and stockholders’ deficit	$799,930	$887,549

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
	(Unaudited)	(Unaudited)
Sales, net (includes sales to related party of $198,800 for the three months ended March 31, 2021)	$63,233	$318,807
License revenue	3,554	7,816
Total revenue	66,787	326,623
Cost of goods sold	24,871	34,984
Gross profit	41,916	291,639

Operating expenses:
Employee compensation and contractors	6,394	129,422
Selling, general, and administrative (includes royalty of $105,000 and $105,000 to related party for the three months ended March 31, 2022 and 2021, respectively)	747,797	3,016,277
Research and development	105,000	130,825
Total operating expenses	859,189	3,276,524
Loss from operations	(817,273)	(2,984,885)

Other income (expense):
Interest expense	(44,551)	(67,817)
Discount amortization	(87,330)	(31,945)
Other income and expense, net	(131,881)	(99,762)

Net loss	(949,154)	(3,084,647)

Net loss attributable to noncontrolling interest	73,042	136,161

Net loss	$(876,112)	$(2,948,486)

Net loss per share, basic and diluted	$(0.003)	$(0.05)
Weighted average common shares outstanding – basic and diluted	325,626,146	63,300,000

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three months ended March 31, 2022 (Unaudited)

	Series A Preferred Stock, par value $0.001		Common Stock par value $0.001		Additional Paid-in	Shares To be	Accumulated	Non Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance December 31, 2021	2,500,000	$2,500	272,229,952	$272,235	$15,316,943	$4,128,706	$(23,551,010)	$(783,688)	$(4,611,314)
Fair value of shares issued for services	-	-	39,621,756	39,622	338,120	-	-	-	377,742
Fair value of vested restricted shares	-	-	-	-	-	104,294	-	-	104,294
Shares issued for conversion of convertible notes	-	-	66,979,631	66,980	450,915	-	-	-	517,895
Net loss	-	-	-	-	-	-	(876,112)	(73,042)	(949,154)
Balance March 31, 2022	2,500,000	$2,500	378,831,339	$378,837	$16,108,978	$4,233,000	$(24,427,122)	$(856,730)	$(4,560,537)

Three months ended March 31, 2021 (Unaudited)

	Series A Preferred Stock, par value $0.001		Common Stock par value $0.001		Additional Paid-in	Shares To be	Accumulated	Non Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Deficit
Balance December 31, 2020	2,500,000	$2,500	46,756,970	$46,757	$10,102,805	$3,641,868	$(16,402,176)	$-	$(2,608,246)
Adjustment for adoption of ASU 2020-6	-	-	-	-	(2,557,812)	-	2,054,759	-	(503,053)
Shares issued for cash	-	-	32,475,000	32,475	981,525	-	-	-	1,014,000
Fair value of vested options	-	-	-	-	70,954	-	-	-	70,954
Fair value of shares issued to employees and officers	-	-	6,000,000	6,000	512,950	-	-	-	518,950
Fair value of restricted shares	-	-	-	-	-	160,179	-	-	396,458
Shares issued for conversion of convertible notes	-	-	14,665,778	14,668	381,790	-	-	-	396,458
Net loss	-	-	-	-	-	-	(2,948,486)	(136,161)	(3,084,647)
Balance March 31, 2021	2,500,000	$2,500	99,897,748	$99,900	$9,492,252	$3,802,047	$(17,295,903)	$(136,161)	$(4,035,365)

QUANTA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(876,112)	$(2,948,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,030	17,584
Fair value of shares issued for services	377,742	688,083
Fair value of vested options	-	70,994
Fair value of vested restricted shares	104,294	160,179
Fair value of Series B preferred shares issued to officer	-	1,522,198
Amortization of convertible note discount	80,280	24,360
Amortization of note payable discount	7,050	7,050
Amortization of right-of-use asset	21,187	20,383
Fees paid through conversion of convertible notes	-	12,983
Net loss attributable to noncontrolling interest	(73,042)	(136,161)
Changes in operating assets and liabilities:
Accounts receivable	(126)	685
Accounts receivable, related party	-	(198,800)
Allowance for doubtful accounts	-	49,700
Deferred expenses, related party	-	134,704
Inventories	24,872	(24,789)
Prepaid production costs	-	(100,000)
Accounts payable and accrued liabilities	83,046	(55,300)
Deferred revenue	(3,554)	(7,816)
Operating lease liabilities	(21,166)	(19,667)
Net cash used in operating activities	(249,499)	(782,116)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(12,980)
Net cash used in investment activities	-	(12,980)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertibles notes payable	177,000	175,000
Proceeds from notes payable	159,500	10,000
Principal payments on convertible notes payable	(46,860)	(96,649)
Principal payments on notes payable	(55,797)	-
Proceeds from shares issued for cash	-	1,014,000
Net cash provided by financing activities	233,843	1,102,351

Increase (decrease) in cash	(15,656)	307,255
Cash and cash equivalents, beginning of period	23,442	6,270
Cash and cash equivalents, end of period	$7,786	$313,525

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	-	503,053
Common shares issued for conversion of convertible notes	-	396,458

See notes to condensed consolidated financial statements

QUANTA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

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

Basis of presentation-Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on April 15, 2022.

The consolidated financial statements include the accounts of Quanta Inc, and its 51% owned subsidiary, Medolife Rx, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the quarter ended March 31, 2022, the Company incurred a net loss of $949,154 and used cash in operating activities of $249,499, and at March 31, 2022, the Company had a stockholders’ deficit of $4,560,537. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2022, the Company had cash on hand in the amount of $7,786. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Use of estimates

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

Prepaid production costs

In February 2021, the Company’s subsidiary Medolife Rx entered into a collaboration and joint development agreement with a company (the “Agent) for Medolife to produce some of its products in the Agent’s facility. Medolife Rx agreed to pay the Agent $300,000 for the right to use the Agents production facility for a term of five years. Medolife Rx will also pay a production fee, ad defined, to the Agent for any production. The Company determined that there is no distinct asset that it is purchasing from the Agent and will record amortization of the prepaid fee ratably over the life of the contract.

Advertising costs

Advertising costs are expensed as incurred. During the quarters ended March 31, 2022 and March 31, 2021, advertising costs totaled $5,000 and $57,959, respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the quarters ended March 31, 2022 and March 31, 2021, research and development costs totaled $105,000 and $130,825, respectively and include salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products.

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

For the three months ended March 31, 2022 and 2021, the dilutive impact of common stock equivalents, e.g. stock options, warrants and convertible notes payable have been excluded from calculation of weighted average shares because their impact on the loss per share is anti-dilutive.

As of March 31, 2022, 1,325,000 options were outstanding of which 975,814 were exercisable, and convertible debt and accrued interest totaling $1,840,877 was convertible into 102,103,193 shares of common stock. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of March 31, 2022, and 2021 potentially dilutive securities consisted of the following:

	March 31, 2022	March 31, 2021
Stock options	1,325,000	1,325,000
Unvested restricted shares	750,000	2,625,000
Convertible notes payable	102,103,193	97,064,539
Total	104,178,193	101,014,539

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

As of March 31, 2022 and December 31, 2021, the Company did not have any Level 2 liabilities comprised of the fair value of embedded derivative liabilities.

Concentrations of risks

For the three months ended March 31, 2022, no customer accounted for 10% or more of revenue. For the three months ended March 31, 2021, one customer accounted for 61% of revenue. As of December 31, 2021, one customer accounted for 100% of accounts receivable. No other customer accounted for 10% or more of accounts receivable.

As of March 31, 2022, two vendors accounted for 75% of accounts payable and no other vendor accounted for 10% or more of accounts payable. As of December 31, 2021, two vendors accounted for 63% of accounts payable.

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

NOTE 2 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves, consisted of the following:

	March 31, 2022	December 31, 2021

Raw materials and packaging	$60,163	$60,109
Finished goods	29,734	38,051

	$73,288	$98,160

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at March 31, 2022 and December 31, 2021 was $13,125 and $13,125, respectively.

NOTE 3 - EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2022	December 31, 2021

Machinery-technology equipment	$704,772	$704,772
Machinery-technology equipment under construction	75,259	75,259
	780,031	780,031
Less accumulated depreciation	(636,584)	(610,554)

	$143,447	$169,477

Depreciation expense for the three months ended March 31, 2022 and 2021 was $26,030 and $17,584, respectively. As of March 31, 2022, the equipment under construction is approximately 75% complete, and is expected to be completed and placed into service during the year ended December 31, 2021. At March 31, 2022 and December 31, 2021, machinery-technology equipment included machinery acquired from Arthur G. Mikaelian, Ph.D initially costing $592,500, with a net book value of $5,355 and $25,772, respectively.

NOTE 4 - OPERATING LEASE

At March 31, 2022, the Company has one operating lease for its headquarters office space in Burbank. The lease commenced on January 1, 2020, and has a term for 5 years, with annual fixed rental payments ranging from $90,000 to $101,296. At March 31, 2021, the balance of the lease’s right of use asset and corresponding lease liability were $258,315 and $294,754, respectively. At March 31, 2022, the Company is also obligated under a lease that was abandoned in December 2020. The total due to the lessor for the abandoned lease space is $235,759 and is recorded as lease settlement obligation at March 31, 2022.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three months ended March 31, 2022

Lease Cost
Operating lease cost (included in selling, general, and administrative expense in the Company’s statement of operations)	$32,921

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2021	$23,891
Weighted average remaining lease term – operating leases (in years)	2.75
Average discount rate – operating leases	4%

At March 31, 2022
Operating leases
Long-term right-of-use assets	$258,315

Short-term operating lease liabilities	$108,569
Long-term operating lease liabilities	186,185
Total operating lease liabilities	$294,754

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2022 (remainder of year)	82,981
2023	98,345
2024	118,266
Total lease payments	299,592
Less: Imputed interest	4,838
Present value of lease liabilities	294,754
Less current portion	(108,569)
Operating lease liabilities, long-term	$186,185

Lease expense were $32,921 and $26,897 during the three months ended March 31, 2022 and 2022, respectively.

NOTE 5 – NOTES PAYABLE

	March 31, 2022	December 31, 2021

(a) Notes payable secured by equipment (net of deferred finance charge of $39,567 and $46,617 as of March 31, 2022 and December 31, 2021, respectively)	$184,108	$166,258
(b) Note payable, secured by assets-in default	13,350	13,350
(c) Note payable, Payroll Protection Loan	-	-
(d) Note payable, Economic Injury Disaster Loan	160,000	160,000
(e) Revenue sharing agreement	242,000	242,800
(f) Global merchant financing	68,330	-
(g) Business funding financing	37,615	-
Total notes payable outstanding	705,403	582,408
Current portion	545,403	422,408

Long term portion	$160,000	$160,000

(a)	In April 2020 and May 2020, the Company entered into two financing agreements aggregating $505,646. The notes have a stated interest rate of 10.9%. The notes were issued at a discount including fees for underwriting, legal and administrative costs along with deferred financing costs. The deferred financing costs are being amortized over the terms of the notes. The notes are secured by the Company’s equipment, and require monthly payments of principal and interest of $21,000, and mature in April 2022 and May 2022. At December 31, 2021, the balance due on these notes was $212,875. During the quarter ended March 31, 2022, the Company did not make any payments and at March 31, 2021, the balance due on these notes was $212,875, plus accrued interest.

(b)	Note payable, interest at 8.3% per annum, secured by all the assets of the Company. The note was due January 13, 2019 and on April 24, 2020, the note holder waived the default through December 31, 2020, and it is currently in default. During the three months ended March 31, 2021, the company made principal payments of $20,000. The note is in default and the Company is in discussion with the note holder.

(c)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Bank of America in the aggregate amount of $134,125, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 4, 2020, matures on May 4, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing on November 2020, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to April 20, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the loan forgiveness, the PPP loan was wholly forgiven and a legal release received, the liability was reduced by the amount forgiven and a gain on extinguishment was recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of March 31, 2022.

(d)	On September 5, 2020, the Company received a $160,000 loan (the “EID Loan”) from the SBA under the SBA’s Economic Injury Disaster Loan program. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments of $0.7 per month are deferred for twelve months, and commence in June 2021. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The proceeds from the EID Loan must be used for working capital. The Loan contains customary events of default and other provisions customary for a loan of this type. The Company was in compliance with the terms of the EID loan as of March 31, 2022.

(e)	Between July 7, 2020, and July 29, 2020, the Company issued notes payable to third-party investors totaling $250,000. Under the terms of the note, the Company is to pay 50% of the net revenues beginning on August 21, 2020, for a product to be designed and produced by the Company. The product has not been produced and therefore no payments have been made. The Company has received a notice of default and demand for payment from three note holders (owed approximately $146,000). The Company has retained counsel who is in discussion with the note holders.

(f)

On January 10, 2022, the Company received a merchant loan in the total amount of $102,000 and is required to make forty (40) weekly payments of $2,628.46 to satisfy the obligation. The Company is in compliance with the terms of the loan as of March 31, 2022.

(g)

On February 15, 2022, the Company received a short term loan in the total amount of $57,000 and is required to make nineteen () weekly payments of $3,230.76 to satisfy the obligation. The Company is in compliance with the terms of the loan as of March 31, 2022.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2022	December 31, 2021
Unsecured
(a) Convertible notes with fixed discount percentage conversion prices	$357,920	$315,140
Put premiums on stock settled debt	-	165,794

(b) Convertible notes with fixed conversion prices	1,405,000	1,550,000
Default penalty principal added	-	-
Total convertible notes principal outstanding	1,762,920	2,030,934
Debt discount	(87,484)	(139,014)

Convertible notes, net of discount and premium	$1,675,436	$1,891,920
Current portion	1,675,436	1,891,920
Long-term portion	$-	$-

(a)	At December 31, 2021, the balance due on convertible notes with fixed discount percentage conversion prices was $315,140, with related put premium of $165,794. At December 31, 2020, the balance due on convertible notes with fixed discount percentage conversion prices was $180,200, with related put premium of $117,866. During the year ended December 31, 2021, the Company issued five convertible notes with fixed discount percentage conversion prices aggregating $362,000 and made repayments aggregating $46,860. At the option of the holders, the notes were convertible into shares of the Company’s common stock at a price per share discount of 25% to 35% of the lowest bid price of the Company’s common stock within twenty-five days prior to conversion. The notes were treated as stock settled debt under ASC 480-Distinguishing Liabilities from Equity, and a put premium of $165,794 was recognized and charged to interest expense when the notes were recorded in 2021. Also during the year ended December 31, 2021, note holders converted $113,000 principal into 7,533,333 shares of the Company’s common stock. Upon conversion the related put premiums of $127,866 associated with these notes were reclassified to additional paid-in capital. As of December 31, 2021, the balance due on convertible notes with fixed discount percentage conversion prices was $315,140, and the related put premium was $165,794.

(b)	As of December 31, 2020, the balance due on convertible notes with fixed conversion prices was $1,550,000. For the year ended December 31, 2021, the Company issued eleven convertible notes with fixed conversion prices aggregating $1,722,500. In addition, convertible notes with fixed conversion prices totaling $1,482,845 of principal and $75,576 of accrued interest (total of $1,558,421) were converted into 124,384,253 shares of the Company’s common stock. At December 31, 2021, the balance of the due on convertible notes with fixed conversion prices was $1,550,000. The notes are unsecured, convertible into common stock at prices ranging from $0.015 per share to $0.04 per share, bear interest at 4% to 10% per annum, and mature through November 11, 2022.

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

Note 7 – DERIVATIVE LIABILITIES AND FINANCIAL INSTRUMENTS

The Company did not derivative liabilities at March 31, 2022 or December 31, 2021.

NOTE 8 – MEZZANINE EQUITY

The Company has determined that its shares of the Series B and Series C convertible preferred stock are conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders; accordingly the Series B and Series C convertible preferred stock are classified as “mezzanine equity” (temporary equity), between liabilities and stockholders’ deficit. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. The shares as valued have been classified as mezzanine equity and presented as such on the consolidated balance sheet at March 31, 2022 as single line items due to the immaterial par value. The mezzanine equity value is not included in shareholders’ deficit.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

Common stock issued for cash

During the three months ended March 31, 2022, the Company did not issue any shares of common stock.

Common stock issued for services

During the three months ended March 31, 2022, the Company issued 39,621,756 shares of common stock to service vendors with a fair value of $377,742. Fair value of the shares was determined based on the closing price of the Company’s common stock on the date shares were granted, and recorded as stock compensation in selling, general and administrative expense.

Preferred Stock

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

Restricted common stock

In 2019, the Company agreed to issue 8,000,000 shares of the Company’s common stock with vesting terms to Arthur Mikaelian. 1,000,000 shares vested immediately, and the balance of 7,000,000 shares vest 625,000 shares per quarter over 2.8 years. The Company accounts for the share awards using a graded vesting attribution method over the requisite service period, as if each tranche were a separate award. During the three months ended March 31, 2022 and 2021, total share-based expense recognized related to vested restricted shares totaled $-0- and $382,544, respectively. At March 31, 2022, there was $48,867 of unvested compensation related to these awards that will be amortized over a remaining vesting period of approximately six months thru March 2022.

The following table summarizes restricted common stock activity for the three months ended March 31, 2022:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2021	1,375,000	48,867
Granted	-	-
Vested	(625,000)	(48,867)
Forfeited	-	-
Non-vested shares, March 31, 2022	750,000	$-

As of March 31, 2022, no shares have been issued and 5,375,000 vested shares are included in shares to be issued on the accompanying financial statements

Common stock issued in conversion of convertible notes payable

During the three months ended March 31, 2022, the Company issued 66,979,631 shares of common stock to holders of convertible notes upon the conversion of convertible notes payable and accrued interest valued at $517,895.During the three months ended March 31, 2021, the Company issued 14,665,778 shares of common stock to holders of convertible notes upon the conversion of convertible notes payable and accrued interest valued at $396,458.

Stock Options

During the three months ended March 31, 2022 and 2021, the Company did not recognize any compensation expense relating to vested stock options.

During the three months ended March 31, 2022, the Company did not issue any options. In April 2020, the Company issued options exercisable into 300,000 shares of common stock which vested immediately. The options have an exercise price of $0.14 per share, and expire in 10 years. The total fair value of these options at grant date was approximately $30,000, which was determined using the Black-Scholes-Merton option pricing model with the following average assumption: stock price $0.14 per share, expected term ranging from five years, volatility 236%, dividend rate of 0% and risk-fee interest rate of 0.17%.

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

As of March 31, 2022, the amount of unvested compensation related to stock options was approximately $22,000 which will be recorded as an expense in future periods as the options vest.

A summary of stock option activity during the three months ended March 31, 2021:

	Number of options	Weighted Average Exercise Price	Contractual Life in Years
Options Outstanding as of December 31, 2021	775,000	0.10	6.0
Granted	-	0.11	10.0
Exercised	-	-	-
Forfeited	-	-	-
Options Outstanding as of March 31, 2022	775,000	0.11	6.5
Options Exercisable as of March 31, 2021	975,814	$0.10	5.5

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

For the three months ended March 31, 2021, the Company recorded revenue of $198,800 from a company controlled by a family member of the Company’s CEO. During the year ended, the related accounts receivable balance was zero, with $69,500 having been collected and the remaining balance of $129,300 written off to bad debts.

During the three months ended March 31, 2022, the Company recorded administrative expenses of $86,683 to a company controlled by Mr. Mikaelian.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

COVID-19

During the period ended March 31, 2022, the COVID-19 pandemic has impacted our operating results and the Company anticipates a continued impact for the balance of the year. In addition, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. The Company monitors guidance from federal, state, and local public health authorities, and has implemented health and safety precautions and protocols in response to these guidelines. The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify at this time.

Contingencies include obligations for lease agreements, including an abandoned lease space discussed at Note 5, along with the Company current lease for its headquarters office, also discussed in Note 5.

It is management’s opinion that there are no material contingent liabilities that are not disclosed in the financial statements and footnote disclosures as of March 31, 2022.

NOTE 12 – SUBSEQUENT EVENTS

Common Stock Issued

Between January 1, 2022 and May 19, 2022, the Company issued the 8,000,000 shares to Dr. Arthur Mikaelian.

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

ADDITIONAL FINDINGS.

During the clinical study, Medolife observed that Escozine prevents Acute Kidney Injury (AKI) caused by COVID-19:

●	During the clinical study, no deaths occurred.

●	40% of the monitored COVID-19 patients who were administered Escozine, had serum creatinine that was higher than normal, indicating AKI before Escozine administration.

●	After Escozine administration, most of the patient’s creatinine concentrations dropped or did not change.

●	Overall, the frequency of patients that developed normal creatinine levels after Escozine administration was statistically significant (p<0.05).

●	Medolife has received a new reply from the FDA on their latest submission of requested data. In the reply, the FDA:

●	Stated that they acknowledge the Company’s clinical trial as an informal proof-of-concept study

●	Laid out very specific guidelines for the next steps required by the regulatory body in order to garner approval for Escozine as a treatment for COVID-19, in which the FDA requested:

○	Pharmacokinetic (PK) study, which Medolife has initiated in the United Kingdom.

○	DNA toxicology study, for which Medolife is negotiating with a GLP certified laboratory in the United States.

○	Additional Chemistry, Manufacturing and Controls (CMC) data from Medolife’s contract manufacturer, CURE Pharmaceutical Corporation.

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

Results of Operations

Summary of Key Results

Results of Operations for three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Revenue

Net sales are comprised of wholesale sales to our retail partners and sales through our direct-to-consumer channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

For the three months ended March 31, 2022, the Company recognized $63,233 in net sales. For the three months ended March 31. 2022, the Company recognized $318,807 in net sales.

Expenses

Operating expenses for the three months ended March 31, 2022 was $859,189, including $105,000 in research and development costs, and $747,797 in selling, administrative, and $6,394 in employee compensation and benefits and other costs associated with operations.

Operating expenses for the three months ended March 31, 2021 was $3,276,524, including $130,825 in research and development costs, and $3,016,277 in selling, administrative, and $129,422 in employee compensation and benefits and other costs associated with operations.

Other Income (Expense)

For the three months ended March 31, 2022, the Company recognized $(124,831) of net other expenses.

For the three months ended March 31, 2021, the Company recognized $(99,762) of net other expenses.

Net Loss

Net loss for the three months ended March 31, 2022 was $942,104. Net loss for the three months ended March 31, 2021 was $2,948,486. No provision for income taxes for either period was recorded.

Going Concern

We have yet to establish any history of profitable operations. For the three months ended March 31, 2022, the Company incurred a net loss of $949,154 and used cash in operating activities of $249,499, and at March 31, 2022, the Company had a working capital deficiency of $4,560,737. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

At March 31, 2022, the Company had cash on hand in the amount of $7,786. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing

Critical Accounting Policies and Estimates

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022 that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered sales of equity securities subsequent to March 31, 2022.

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

QUANTA, INC

Dated: May 23, 2022	By:	/s/ Arthur Mikaelian
Arthur Mikaelian
President, Chairman, Director and Chief Executive Officer
(Principal Executive Officer and Interim Principal Financial Officer)

